Form 10-Q
period 1996-03-31
DIGITAL LINK CORP
filed 1996-05-15
CIK 810467

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number:  0-23110
                         -------

                            DIGITAL LINK CORPORATION
             (Exact name of registrant as specified in its charter)

             California                                      77-0067742
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

                 217 Humboldt Court, Sunnyvale, California 94089
          (Address of principal executive offices, including zip code)

                                 (408) 745-6200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

The number of shares outstanding of the registrant's common stock at April 30, 1996 was 9,060,092.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

       Consolidated Balance Sheets as of March 31, 1996
       and December 31, 1995                                                 3

       Consolidated Statements of Income for the three months
       ended March 31, 1996 and March 31, 1995                               4

       Consolidated Statements of Cash Flows for the three months
       ended March 31, 1996 and March 31, 1995                               5

       Notes to Consolidated Financial Statements                            6

ITEM 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                  17

ITEM 2 - Changes in Securities                                              17

ITEM 3 - Defaults Upon Senior Securities                                    17

ITEM 4 - Submission of Matters to a Vote of Security Holders                17

ITEM 5 - Other Information                                                  17

ITEM 6 - Exhibits and Reports on Form 8-K                                   17


SIGNATURE(S)                                                                19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
- - --------------------------------------------------------------------------------


                                                           March 31,    Dec. 31,
                                                             1996        1995
                                                             ----        ----
ASSETS                                                    (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                   $ 9,000      $ 2,639
Short-term marketable securities                             10,495       16,726
Accounts receivable, net                                      6,475        7,690
Inventories                                                   4,493        4,603
Prepaid and other current assets                              2,834        2,807
                                                            -------      -------
     Total current assets                                    33,297       34,465

Property and equipment, net                                   1,719        1,608
Long-term marketable securities                              19,453       18,244
Other assets                                                    439          438
                                                            -------      -------
         TOTAL ASSETS                                       $54,908      $54,755
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                            $ 1,623      $ 1,371
Accrued payroll expense                                       1,426        1,433
Other accrued expenses                                        2,426        2,751
Income taxes payable                                          1,328        1,427
                                                            -------      -------
     Total current liabilities                                6,803        6,982
                                                            -------      -------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized:  5,000,000 shares;
   Issued and outstanding:  none
Common stock, no par value:
   Authorized:  25,000,000 shares;
   Issued and outstanding:  9,010,800 shares in 1996
   and 9,000,500 shares in 1995                              29,338       29,283
Unrealized gain/(loss) on marketable securities                 277          555
Retained earnings                                            18,490       17,935
                                                            -------      -------
     Total shareholders' equity                              48,105       47,773
                                                            -------      -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $54,908      $54,755
                                                            =======      =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1996 AND 1995
                (Amounts in thousands, except per share amounts)
- - --------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            1996          1995
                                                            ----          ----
REVENUES:
Net sales                                                 $10,203       $10,415
Cost of sales                                               4,366         3,572
                                                           ------        ------
         Gross profit                                       5,837         6,843
                                                           ------        ------

EXPENSES:
Research and development                                    2,050         2,204
Selling, general and administrative                         3,584         3,436
                                                           ------        ------
         Total operating expenses                           5,634         5,640
                                                           ------        ------

         Operating income                                     203         1,203
Other income                                                  633           598
                                                           ------        ------
         Income before provision for income taxes             836         1,801
Provision for income taxes                                    280           558
                                                           ------        ------
         NET INCOME                                        $  556        $1,243
                                                           ======        ======

NET INCOME PER SHARE                                       $ 0.06        $ 0.13
                                                           ======        ======

Shares used in computing per share amounts                  9,352         9,445
                                                           ======        ======





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Amounts in thousands)
- - --------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              1996        1995
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $    556    $  1,243
Adjustments to reconcile net income to net cash flows
    provided by operating activities:
    Depreciation and amortization                               315         346
    Provision for doubtful accounts                              20          38
    Provision (reduction in allowance) for excess and
      obsolete inventories                                       41         (80)
    Changes in assets and liabilities:
      Accounts receivable                                     1,195       1,460
      Inventories                                                69        (134)
      Prepaid and other assets                                  (28)        (23)
      Accounts payable                                          252         (74)
      Accrued payroll and other accrued expenses               (336)        (38)
      Income taxes payable                                      (95)      1,025
                                                           --------    --------
        Net cash flows provided by operating activities       1,989       3,763
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                          (13,753)    (20,197)
Maturities of marketable securities                          18,496      13,528
Acquisition of property and equipment                          (426)       (447)
                                                           --------    --------
     Net cash flows provided by (used in) investing
       activities                                             4,317      (7,116)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                          55          83
                                                           --------    --------
     Net cash flows provided by financing activities             55          83
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents          6,361      (3,270)
Cash and cash equivalents at beginning of period              2,639       4,638
                                                           --------    --------
Cash and cash equivalents at end of period                 $  9,000    $  1,368
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes               $    379    $     29
                                                           ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
Unrealized gain on securities carried at market            $    277    $    301
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 1996.

         The year-end balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Operating results for the three months ended March 31, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (using the treasury stock method for all periods presented).

3.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                    March 31, 1996          December 31, 1995
                                      (Unaudited)
                                    --------------          -----------------
            Raw materials            $       2,660               $      1,838
            Work-in-process                  1,122                      1,965
            Finished goods                     711                        800
                                     -------------               ------------
                                     $       4,493               $      4,603
                                     =============               ============

4.       CONTINGENCY

         Certain third parties have expressed their belief that certain of the Company's products may infringe patents held by them and have suggested that the Company acquire licenses to such patents. The Company believes that licenses, to the extent required, will be available; however, no assurance can be given that the terms of any offered licenses would be favorable to the Company. Management, after review and consultation with counsel, believes that the ultimate resolution of these allegations are uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. Accordingly, while the Company has accrued certain amounts for these matters, the ultimate resolution of these matters could result in payments in excess of the amounts accrued in the accompanying financial statements and require royalty payments in the future which could adversely impact gross margins.

         In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. The class period covers from September 12, 1994 through December 29, 1995, and the allegations include claims that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaint seeks damages in an unspecified amount. The Company believes that the action is without merit and intends to defend against it vigorously. Litigation is subject to inherent uncertainties and, thus, there can be no assurance that this suit will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.
         Accordingly, no provision for any liability that may result upon adjudication has been made on the accompanying financial statements.

5.       CHANGE IN DEPRECIATION METHOD

         Effective January 1, 1996, the Company adopted the straight-line method of depreciation for all property and equipment placed in service after that date. Property and equipment placed in service prior to January 1, 1996 continue to be depreciated using the double-declining balance method. The estimated useful lives under either method ranges from 3 to 5 years. Management believes that the change from the double-declining balance method to the straight-line method provides a better matching of costs and revenues over the lives of its property and equipment and conforms to predominant industry practice. Use of the straight-line method of depreciation on assets placed in service in 1996 versus the double-declining balance method resulted in no material difference on the pre-tax income or net income in the first quarter of 1996.

6.       RECENT ACCOUNTING PRONOUNCEMENT

         During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company intends to continue to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 is effective for fiscal years beginning after December 15, 1995 and will require certain additional disclosures in the financial statements for the year ending December 31, 1996.

                            DIGITAL LINK CORPORATION

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Sales

Except for the historical statements contained herein, this Form 10-Q contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve a number of risks and uncertainties, such as the impact of competitive products and pricing, the Company's timely development of new products, including its W/ATM GateWay product, and their acceptance by the market, delays in the deployment of and confusion regarding various evolving technologies, such as SMDS, ATM and Frame Relay, the loss of, or differences in actual from anticipated levels of purchases from, the Company's major customers, and other risks which are described throughout the Company's reports filed with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1995, and within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results." The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties. The Company has identified by an asterisk (*) various paragraphs within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which contain such forward looking statements. Actual results could differ materially from such forward looking statements as a result of the factors discussed in such paragraphs and those factors discussed in the sections referenced above and in other sections of this and other documents filed with the Securities and Exchange Commission. In addition, when used in this Form 10-Q, words such as "believes,"
"anticipates," "expects," "intends" and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

Net sales for the first quarter of 1996 decreased 2% to $10,203,000 from $10,415,000 for the same period of the prior year. This decrease in net sales over the prior year's first quarter was primarily attributable to a decrease in unit sales of the Company's broadband products (products with transmission rates greater than T1, including the Company's inverse multiplexer products and its SMDS and ATM access products that operate at these higher transmission rates), in particular its broadband SMDS access products. This decrease was offset in part by increased unit sales of the Company's narrowband products (products with transmission rates of T1 and slower, including most of the Company's Encore products and its Frame Relay and SMDS access products that operate at these slower transmission rates), in particular its Encore family of products, resulting from increased sales to Internet Service Providers.

*The Company believes that the decrease in sales of broadband SMDS access products is due in part to delays in Europe, and in particular in the United Kingdom, in the further deployment of the SMDS network due to technical problems within the network and to market confusion among Frame Relay, SMDS and ATM technologies. The Company anticipates that these market conditions will continue through at least the first half of 1996, which will result in lower levels of sales of its broadband SMDS access products as compared to sales in the first half of 1995.

*During the first quarter of 1996, the Company also experienced decreased demand from certain domestic carrier customers, in particular with respect to its broadband products. The Company anticipates a lower level of demand from these customers through at least the first half of 1996 as a result of the level of supply of the Company's products within these carriers' infrastructures.

*As a result of the factors discussed above, the Company anticipates that its net sales for the second quarter of 1996 may remain at levels similar to the last quarter of 1995 and the first quarter of 1996, although no assurances can be given that such levels of sales will be maintained.

*Narrowband sales in absolute dollars increased by 59% and increased to 72% of net sales in the first quarter of 1996 as compared to 44% in the first quarter of 1995. Broadband sales decreased in absolute dollars by 51% and decreased as a percentage of net sales to 28% in the first quarter of 1996 as compared to 56% in the first quarter of 1995. The percentage changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to lower sales in Europe of broadband products as well as lower broadband sales to certain domestic carrier customers, as discussed above. As indicated above, the Company anticipates lower levels of broadband sales through at least the first half of 1996 as compared to the levels experienced during the first half of 1995.

*International sales represented 12% of net sales in the first quarter of 1996 as compared to 39% in the first quarter of fiscal 1995. This decrease was primarily due to a decrease in unit sales of SMDS products in Europe. For the reasons discussed above, the Company anticipates that international sales of its SMDS access products will decrease as a percentage of net sales during at least the first half of 1996, as compared to the first half of 1995, which would result in a decrease in international sales as a percentage of net sales for such period. International sales are subject to inherent risks, including longer payment cycles, gains and losses on the conversion of U.S. dollars, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

*During the first quarter of 1996, sales to BBN Planet Corporation and MCI accounted for 28% and 11%, respectively, of the Company's net sales. The Company anticipates that sales to BBN Planet Corporation will decrease as a percentage of net sales and may decrease in absolute dollars in the second quarter of 1996 as a result of fluctuations in activities associated with the build out of its Internet infrastructure.

Gross Profit

*Gross profit decreased 15% in the first quarter of 1996 to $5,837,000 from $6,843,000 for the same period of the prior year. Gross margin decreased to 57.2% of net sales in the first quarter of 1996 as compared to 65.7% in the first quarter of 1995. This decrease in gross margin primarily resulted from a shift in the mix of products sold to include more narrowband products, which have lower gross margins than broadband products. Gross margins may vary significantly from quarter to quarter depending on factors such as competitive pricing pressures, changes in the mix of products sold and the channels through which they are distributed, the timing of orders and the timing of new product introductions by the Company. The Company anticipates that its gross margins for the second quarter of 1996 will remain relatively flat as compared to the first quarter of 1996, but could be adversely affected by the factors discussed above, in particular any required reductions in the prices of the Company's products to address competition.

Research and Development

*Research and development (R&D) expenses decreased 7% to $2,050,000 in the first quarter of 1996 from $2,204,000 in the first quarter of 1995. As a percentage of net sales, R&D expenses were 20.1% in the first quarter of 1996 as compared to 21.2% in the first quarter of 1995. These decreases are due primarily to lower materials costs for prototype products and reduced use of professional services, offset by an increase in consulting fees primarily related to its W/ATM GateWay product. The Company anticipates that its R&D expenses, especially consulting expenses related to its W/ATM GateWay product, will increase in absolute dollars and may increase as a percentage of net sales subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below the Company's ability to accelerate or defer operating expenses, achieve revenue levels during such period and hire new personnel during the remainder of 1996.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased 4% in the first quarter of 1996 to $3,583,000 from $3,436,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 35.1% in the first quarter of fiscal 1996 as compared to 32.9% in the first quarter of fiscal 1995. The absolute dollar increase was primarily due to increased personnel-related expenses and customer support-related costs. The increase as a percentage of sales was due to this absolute dollar increase as well as lower levels of revenue.

*The Company has in the past hired more of its SG&A personnel and incurred increased expenses related to trade shows and other promotional activities during the first half of the year. Accordingly, SG&A expenses as a percentage of net sales are generally higher during the first half of the year, and the Company anticipates that this will be true for the first half of 1996. The Company anticipates that its SG&A expenses will increase in absolute dollars and may increase as a percentage of net sales during 1996 as a result, in part, of increases in legal expenses associated with its defense of the recently filed class action lawsuit against the Company.

Other Income

Net other income increased 6% in the first quarter of 1996 to $633,000 from $598,000 for the same period of the prior year. This increase was primarily due to higher interest income due to higher cash balances.

Provision for Income Taxes

*The Company's effective tax rate increased to 33.5% for the first quarter of 1996 compared to 31% for the first quarter of 1995. This increase was due primarily to the prior use of the Company's R&D tax credit. The Company anticipates that its effective tax rate during the remainder of 1996 will remain at levels similar to that experienced in the first quarter of 1996, subject to the elimination of the Company's R&D tax credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $26.5 million and cash, cash equivalents and marketable securities of $38.9 million at March 31, 1996. Net cash provided by operating activities was $2.0 million for the first quarter of 1996 primarily as a result of a decrease in accounts receivable and net income before depreciation and amortization, offset to some extent by a decrease in accrued payroll and other accrued expenses. This compares to net cash provided by operating activities of $3.8 million for the first quarter of 1995 primarily as a result of a decrease in accounts receivable, net income before depreciation and amortization and an increase in income taxes payable. Cash provided by investing activities during the first quarter of 1996 was primarily from the maturity of marketable securities. Leasehold improvements and capital equipment additions were $426,000 in the first quarter of 1996 as compared to $447,000 in the first quarter of 1995. Net cash provided by financing activities was $55,000 in the first quarter of 1996 from the exercise of stock options, as compared to $83,000 in the first quarter of 1995.

*The Company believes that existing cash and cash flows from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

*As indicated above, there are a number of factors that may affect the Company's future operating results. In addition, a significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1995, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, as well as the slow down of sales of its SMDS access products.

*The Company believes that changes in the product mix sold toward narrowband products that yield lower gross margins have in the past and could in the future affect operating results. In addition, a significant portion of the Company's business is very price competitive, which has in the past and may in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. For example, in the first quarter of 1995, the Company reduced the prices on some of its access products to address competitive pricing pressures, which adversely affected the Company's gross margins during 1995. Other factors that may cause fluctuations in the Company's operating results include changes in sales volumes through the Company's distribution channels, seasonal capital spending patterns of large domestic customers, the gain or loss of significant customers, the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers (some of which are in short supply and are key to new product development), and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company typically operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. The Company has occasionally recognized a substantial portion of its revenues in a given quarter from sales booked and shipped in the last month of that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner, which could adversely affect operating results.

*The Company's future prospects will also depend in part on its ability to enhance the functionality of its existing WAN access products in a timely manner and to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in the WAN access market. Any failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse effect on the Company's business and operating results. For example, the Company has experienced decreased sales of its SMDS and ATM access products, which the Company believes is due in part to delays in the further deployment of SMDS networks due to technical problems within the networks and to market confusion in Europe among Frame Relay, SMDS and ATM technologies. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors. New products could also render certain of the Company's existing products obsolete. Any of these events could materially adversely affect the Company's business and operating results.

*The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. In October 1995, Daniel L. Palmer, the Company's President and Chief Operating Officer, resigned to pursue other interests. Vinita Gupta resumed the duties of President upon Mr. Palmer's departure, and the Company recently began searching for an individual to succeed Ms. Gupta as President. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold this or other important positions. In addition, certain of the Company's key management personnel have only recently joined the Company.

*The Company is currently developing and may in the future develop products with which the Company has only limited exposure and/or that are targeted at emerging market segments, including the Company's W/ATM GateWay product. The W/ATM GateWay product has not been deployed to end user customers, and the Company has experienced delays in the development of this product, in part related to technical problems which required some software to be redesigned. The Company has entered into an agreement with an OEM to market this product once its development has been completed, but such agreement does not obligate the OEM to purchase any minimum number of products. An agreement with AT&T Network Systems to market the W/ATM GateWay under that company's name expired in September 1995. According to the Company's current plan, this product is not anticipated to be available for customer evaluation before the fourth quarter of 1996. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties which could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. There can be no assurance that markets for the W/ATM GateWay will continue to develop, that the W/ATM GateWay will meet the needs of the emerging ATM market or that products currently under development by others will not be introduced that would directly compete with the W/ATM GateWay product, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

*The market for the Company's products is highly competitive. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. The Company anticipates that it will face competition from internetworking equipment and other telecommunications equipment manufacturers, certain of whom are including a direct WAN interface in their products. For example, in 1995, the Company signed an OEM agreement with Cisco Systems, Inc. ("Cisco") pursuant to which the Company supplies DSU cards for inclusion in one of Cisco's key product lines. Increased sales to Cisco or other internetworking equipment and telecommunications equipment manufacturers could adversely affect the Company's gross margins, as sales to OEMs generally have higher discounts than sales to end users. Further, to the extent that these internetworking equipment and telecommunications equipment manufacturers independently develop a direct WAN interface for inclusion in their products, overall demand for the Company's products would be reduced, which would have a material adverse effect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this increased pricing pressure will continue during 1996.

*As discussed under "Legal Proceedings" in Part II hereof, in April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Superior Court of the State of California alleging violations of the California Corporations Code and California Civil Code. The class period covers from September 12, 1994 through December 29, 1995, and the allegations include claims that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaint seeks damages in an unspecified amount. The Company believes that the action is without merit and intends to defend against it vigorously. However, litigation is subject to inherent uncertainties and thus there can be no assurance that this suit will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.

*The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has expressed its belief that certain of the Company's products, including its CSU/DSUs, may infringe upon six patents held by it and has suggested that the Company acquire a license to such patents. The Company recently received further notice from this third party reiterating its demand that the Company obtain a license for these patents. There can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. There can be no assurance that other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. The Company's management, after review and consultation with counsel, believes that the ultimate resolution of these allegations are uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. Accordingly, while the Company has accrued certain amounts for these matters, the ultimate resolution of these matters could result in payments in excess of the amounts accrued in the Company's financial statements and require royalty payments in the future which could adversely impact gross margins.

*The risks outlined herein are difficult for the Company to forecast, and these or other factors can materially affect the Company's operating results and stock price for one quarter or a series of quarters. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many high technology companies, for reasons frequently unrelated to the operating performance of the specific companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's common stock.

*During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company intends to continue to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 is effective for fiscal years beginning after December 15, 1995 and will require certain additional disclosures in the financial statements for the year ending December 31, 1996.

PART II. OTHER INFORMATION
- - -------  -----------------
ITEM 1.  LEGAL PROCEEDINGS
- - ------   -----------------
On April 22, 1996, a class action complaint was filed in the Superior Court of the State of California, Santa Clara County against the Company, certain of its officers and directors and Bear Stearns & Co. Inc., alleging violations of the California Corporations Code and California Civil Code. The class period covers from September 12, 1994 through December 29, 1995, and the allegations include claims that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaint seeks damages in an unspecified amount, including compensatory and/or punitive damages, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs and extraordinary, equitable and/or injunctive relief as permitted by law. The Company believes that the action is without merit and intends to defend against it vigorously. However, litigation is subject to inherent uncertainties and thus there can be no assurance that this suit will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES
- - ------   ---------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - ------   --------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------   ---------------------------------------------------
Not applicable.

ITEM 5.  OTHER INFORMATION
- - ------   -----------------
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - ------   --------------------------------
(a)      Exhibits

         11.01      Statement of Computation of Net Income Per Share.
         18.01 Letter from Coopers & Lybrand L.L.P. Regarding Change in Accounting Principle.
         27.01      Financial Data Schedule.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DIGITAL LINK CORPORATION


Date:    May 14, 1996                                /s/     Vinita Gupta
                                                   ----------------------
                                                   Vinita Gupta
                                                   Chief Executive Officer



Date:     May 14, 1996                               /s/     Stanley Kazmierczak
                                                   -----------------------------
                                                   Stanley Kazmierczak
                                                   Chief Financial Officer

                                  EXHIBIT INDEX



                                                                      Sequential
Exhibits                                                               Page No.
- - --------                                                               --------

11.01        Statement of Computation of Net Income Per Share.            21
18.01        Letter from Coopers & Lybrand L.L.P. Regarding Change        22
              in Accounting Principle.
27.01        Financial Data Schedule.                                     23