Form 10-Q
period 1996-06-30
DIGITAL LINK CORP
filed 1996-08-13
CIK 810467

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number:  0-23110

                    DIGITAL LINK CORPORATION
     (Exact name of registrant as specified in its charter)

     California                                   77-0067742
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



The number of shares outstanding of the registrant's common stock at August 6, 1996 was 9,158,940

                    DIGITAL LINK CORPORATION

                       INDEX TO FORM 10-Q



                                                      Page
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

   Consolidated Balance Sheets as of June 30,            3
   1996 and December 31, 1995

   Consolidated Statements of Income for the             4
   quarters and six months ended June 30, 1996
   and June 30, 1995

   Consolidated Statements of Cash Flows for the         5
   six months ended June 30, 1996 and June 30, 1995

   Notes to Consolidated Financial Statements            6

ITEM 2 - Management's Discussion and Analysis of         9
         Financial Condition and Results of
         Operations


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                              18

ITEM 2 - Changes in Securities                          18

ITEM 3 - Defaults Upon Senior Securities                18

ITEM 4 - Submission of Matters to a Vote of             18
         Security Holder

ITEM 5 - Other Information                              19

ITEM 6 - Exhibits and Reports on Form 8-K               19


SIGNATURE(S)                                            20

                 PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements
            DIGITAL LINK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except share amounts)

                                         June 30,    December 31,
                                           1996          1995
                                        (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  $ 2,090     $ 2,639
Short-term marketable securities            13,454      16,726
Accounts receivable, net                     5,832       7,690
Inventories, net                             4,733       4,603
Prepaid and other current assets             3,190       2,807
     Total current assets                   29,299      34,465

Property and equipment at cost, net          1,752       1,608
Long-term marketable securities             24,836      18,244
Other assets                                   446         438
     TOTAL ASSETS                         $ 56,333    $ 54,755

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                           $ 1,016     $ 1,371
Accrued payroll expense                      1,349       1,433
Other accrued expenses                       3,116       2,751
Income taxes payable                         1,694       1,427
     Total current liabilities               7,175       6,982

SHAREHOLDERS' EQUITY:
Common stock, no par value:
  Authorized:  25,000,000 shares;
  Issued and outstanding:  9,126,340
  shares in 1996 and  9,000,500 shares
  in 1995                                   29,691      29,283
Unrealized gain on marketable securities       124         555
Retained earnings                           19,343      17,935
     Total shareholders' equity             49,158      47,773
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                               $ 56,333    $ 54,755







The accompanying notes are an integral part of these consolidated financial statements.


            DIGITAL LINK CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              FOR THE QUARTERS AND SIX MONTHS ENDED
                     JUNE 30, 1996 AND 1995
        (Amounts in thousands, except per share amounts)


                                 Quarter Ended      Six Months Ended
                                    June 30,            June 30,
                                 1996      1995      1996      1995

Net sales                      $12,026   $11,409   $22,228   $21,824
Cost of sales                    4,838     4,212     9,203     7,784
   Gross profit                  7,188     7,197    13,025    14,040

EXPENSES:
Research and development         2,335     2,314     4,386     4,518
Selling, general and
administrative                   4,145     3,413     7,728     6,850
   Total expenses                6,480     5,728    12,114    11,368

   Operating income                708     1,469       911     2,672
Other income                       574       534     1,207     1,132
   Income before provision for
   income taxes                  1,282     2,003     2,118     3,804
Provision for income taxes         430       621       710     1,179
   NET INCOME                   $  852    $1,382    $1,408    $2,625

NET INCOME PER SHARE            $ 0.09    $ 0.15    $ 0.15    $ 0.28

Shares used in computing per
share amounts                    9,449     9,482     9,401     9,463












The accompanying notes are an integral part of these consolidated financial statements.

            DIGITAL LINK CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
        FOR THE SIX  MONTHS ENDED JUNE 30, 1996 AND 1995
                     (Amounts in thousands)
                                            Six Months Ended
                                                June 30,
                                            1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                $  1,408    $ 2,625
Adjustments to reconcile net income to
net cash flows provided by
operating activities:
Depreciation and amortization                  598        752
Provision (reduction in provision) for
doubtful accounts                             (162)        44
Provision for excess and obsolete
inventories                                    180        152

Changes in assets and liabilities:
 Accounts receivable                         2,020        527
 Increase in inventories                      (310)      (771)
 Prepaid and other assets                     (391)      (611)
 Accounts payable                             (355)       910
 Accrued payroll and other accrued
 expenses                                      282       (660)
 Income taxes payable                          267      1,300
     Net cash flows provided by
     operating activities                    3,537      4,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities         (24,641)    (23,167)
Maturities of marketable securities         20,890      15,872
Acquisition of property and equipment         (743)       (903)
     Net cash flows used in investing
     activities                             (4,494)     (8,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock
options and employee stock
purchases                                      408         316
     Net cash flows provided by
     financing activities                      408         316

Net (decrease) in cash and cash
equivalents                                   (549)     (3,614)
Cash and cash equivalents at beginning
of year                                      2,639       4,638
Cash and cash equivalents at end of
period                                    $  2,090    $  1,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for income
taxes                                     $   438     $   343

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities
carried at market                         $  (431)    $   369



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

     Operating results for the six months ended June 30, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.   COMPUTATION OF NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options using the treasury stock method for all periods presented.

3.   INVENTORIES

     Inventories  are  valued at the lower  of  cost  (determined
     using   the   first-in,   first-out   method)   or   market.
     Inventories consisted of (in thousands):

                             June  30, 1996    December 31, 1995
                              (Unaudited)

          Raw materials          $ 2,123            $  1,838
          Work-in-process          1,783               1,965
          Finished goods             827                 800
                                 $ 4,733            $  4,603

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

5.   CHANGE IN DEPRECIATION METHOD

     Effective January 1, 1996, the Company adopted the straight-line method of depreciation for all property and equipment placed in service after that date. Property and equipment placed in service prior to January 1, 1996 continue to be depreciated using the double-declining balance method. The estimated useful lives under either method ranges from 3 to 5 years. Management believes that the change from the double-declining balance method to the straight-line method provides a better matching of costs and revenues over the lives of its property and equipment and conforms to predominant industry practice. Use of the straight-line method of depreciation on assets placed in service in 1996 versus the double-declining balance method resulted in no material difference on the pre-tax income or net income in the first half of 1996.

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

                    DIGITAL LINK CORPORATION

ITEM 2.    Management's  Discussion  And  Analysis  of  Financial
     Condition and  Results of Operations

RESULTS OF OPERATIONS

Except for the historical statements contained herein, this Form 10-Q contains forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve a number of risks and uncertainties, such as the impact of competitive products and pricing, the Company's timely development of new products, including its W/ATM GateWay product, and their acceptance by the market, delays in the deployment of and confusion regarding various evolving technologies, such as SMDS, ATM and Frame Relay, the loss of, or differences in actual from anticipated levels of purchases from the Company's major customers, and other risks which are described throughout the Company's reports filed with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1995, and within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results." The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties. The
Company has identified by an asterisk (*) various paragraphs within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which contain such forward looking statements. Actual results could differ materially from such forward looking statements as a result of the factors discussed in such paragraphs and those factors discussed in the sections referenced above and in other sections of this and other documents filed with the Securities and Exchange Commission. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

Net Sales

Net sales for the second quarter of 1996 increased 5% to $12,026,000 from $11,409,000 for the same period of the prior year. This increase in net sales over the prior year's second quarter was primarily attributable to an increase in unit sales of both inverse multiplexer and domestic broadband (i.e., transmission rates greater than T1/E1) products primarily sold to certain domestic carriers and Internet Service Providers (ISP's), offset by lower unit sales of its broadband SMDS access products, primarily sold in Europe. Net sales for the six months ended June 30, 1996 increased 2% to $22,228,000 from $21,824,000 for the same period of the prior year. This increase was primarily attributable to an increase in unit sales of both narrowband (i.e., transmission rates up to T1/E1) products in the Encore product family and domestic broadband products. This increase was offset in part by decreased unit sales of the Company's broadband SMDS access products primarily sold in Europe.

*The Company believes that the decrease in sales of broadband SMDS access products is due in part to delays in Europe, and in particular in the United Kingdom, in the further deployment of SMDS networks due to technical problems within the networks and to market confusion among Frame Relay, SMDS and ATM technologies. The Company anticipates that these market conditions will continue through at least the remainder of 1996, which would result in lower levels of annual sales of its broadband SMDS access products in 1996 as compared to annual sales in 1995.

Narrowband sales in absolute dollars increased by 4% and remained relatively flat as a percentage of net sales at 54% in the second quarter of 1996 as compared to 55% in the second quarter of 1995. Broadband sales increased in absolute dollars by 7% and remain relatively flat as a percentage of net sales at 46% in the second quarter of 1996 as compared to 45% in the second quarter of 1995. Narrowband sales and broadband sales as a percentage of net sales remained relatively flat notwithstanding lower sales in Europe of broadband products which were offset by higher broadband sales to certain domestic carrier customers and ISP's, as discussed above.

*International sales represented 15% of net sales in the second quarter of 1996 as compared to 31% in the second quarter of 1995, and 14% of net sales for the six months ended June 30, 1996 as compared to 35% for the same period of the prior year. The decreases for the quarter and six month periods ending June 30, 1996 were primarily due to a decrease in unit sales of SMDS products in Europe. For the reasons discussed above, the Company anticipates that international sales will remain at similar levels during the remainder of 1996, as compared to 1995, which would result in a decrease in international sales as a percentage of net sales for 1996. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

*During the second quarter of 1996, sales to MCI and BBN Planet Corporation accounted for 20% and 15%, respectively, of the Company's net sales. During the first six months of 1996, BBN Planet Corporation and MCI accounted for 21% and 16%, respectively of the Company's net sales. The Company anticipates that sales to BBN Planet Corporation will decrease as a percentage of net sales and may decrease in absolute dollars in the second half of 1996 as a result of fluctuations in activities associated with the build out of its Internet infrastructure. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1995, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, as well as the slow down of sales of its SMDS access products.

During the second quarter of 1996, net sales through direct sales, value added resellers (VAR's), and OEM's were 60%, 28%, and 12%, respectively compared to 41%, 39%, and 20% in the second quarter of 1995. Net sales through direct sales, VAR's, and OEM's for the first half of 1996 were 63%, 28%, and 9%, respectively compared to 44%, 32%, and 24% in the first half of 1995. These increases, in the percentage of direct sales, were as a result of selling directly to BBN Planet Corporation during 1996 compared to 1995 when BBN was sold through a VAR. The decreases, in the percentage of OEM sales, were a result of a slowdown in SMDS access products primarily sold in Europe.

Gross Profit

Gross profit decreased slightly in the second quarter of 1996 to $7,188,000 from $7,197,000 for the same period of the prior year. Gross margin decreased to 59.8% of net sales in the second quarter of 1996 as compared to 63.1% in the second quarter of 1995. This decrease in gross margin was primarily due to price reductions made since the second half of 1995 with respect to some of the Company's access products. Gross profit decreased 7% in the six months ended June 30, 1996 to $13,025,000 from $14,040,000 for the same period of the prior year. Gross margin decreased to 58.6% of net sales for the first six months of 1996 as compared to 64.3% for the same period of the prior year. This decrease as a percentage of net sales reflects the above referenced price reductions and a shift in the mix of products sold to include more narrowband products, which generally have lower gross margins than broadband products.

*Gross margins may vary significantly from quarter to quarter depending on factors such as competitive pricing pressures, changes in the mix of products sold and the channels through which they are distributed, the timing of orders and the timing of new product introductions by the Company. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. For example, periodically throughout 1995, and the first half of 1996, the Company reduced the prices on some of its access products to address competitive pricing pressures, which adversely affected the Company's gross margins during 1995 and 1996.

Research and Development

*Research and development ("R&D") expenses increased 1% to $2,335,000 in the second quarter of 1996 from $2,314,000 in the second quarter of 1995. This slight increase was due primarily to an increase in consulting fees primarily related to the
Company's W/ATM GateWay product, offset by a decrease in personnel-related expenses, material costs for prototype products and professional services. As a percentage of net sales, R&D expenses were 19.4% in the second quarter of 1996 as compared to 20.3% in the second quarter of 1995. This decrease as a percentage of net sales primarily reflects higher sales volumes during the second quarter of 1996. R&D expenses decreased 3% to $4,386,000 in the six months ended June 30, 1996 from $4,518,000 for the same period of the prior year. As a percentage of net sales, R&D expenses decreased to 19.7% for the first six months of 1996 as compared to 20.7% for the same period of the prior year. The absolute dollar decrease for the six-month period is attributable to lower material costs for prototype products, lower professional services and personnel-related expenses, offset by higher consulting fees primarily related to its W/ATM GateWay product. The Company anticipates that its R&D expenses in the second half of 1996, especially consulting expenses related to its W/ATM GateWay product, will increase in absolute dollars and may increase as a percentage of net sales subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses, achieve revenue levels and hire new personnel during the remainder of 1996.

*All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased 21% in the second quarter of 1996 to $4,145,000 from $3,413,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 34.5% in the second quarter of 1996 as compared to 29.9% in the second quarter of 1995. SG&A expenses increased 13% for the six months ended June 30, 1996 to $7,728,000 from $6,850,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 34.8% for the first six months of 1996 as compared to 31.4% for the same period of the prior year. These increases were primarily due to higher personnel-related expenses, primarily within the sales and marketing organizations, an increase in promotional activities and higher evaluation product expenses.

*The Company has in the past hired more of its SG&A personnel and incurred increased expenses related to trade shows and other promotional activities during the first half of the year. Accordingly, SG&A expenses as a percentage of net sales are generally higher during the first half of the year, and the Company anticipates that this will be true for 1996. The Company anticipates that its SG&A expenses will increase in absolute dollars during the second half of 1996 as a result, in part, of increases in legal expenses associated with its defense of the recently filed class action lawsuit against the Company, but may decrease as a percentage of net sales during the second half of 1996. However, any such decrease is subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses and achieve revenue levels during such periods.

Other Income

Other income increased 7% in the second quarter of 1996 to $574,000 from $534,000 for the same period of the prior year. For the six months ended June 30, 1996, other income increased 7% to $1,207,000 from $1,132,000 for the same period of the prior year. These increases were primarily due to higher interest income from higher cash balances.

Provision for Income Taxes

The Company's effective tax rate increased to 33.5% for the second quarter and first six months of 1996 compared to 31% for the same periods in 1995. This increase was due primarily to the prior use of the Company's R&D tax credit. The Company anticipates that its effective tax rate during the remainder of 1996 will remain at levels similar to that experienced in the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $22.1 million and cash, cash equivalents and marketable securities of $40.4 million at June
30, 1996. Net cash provided by operating activities was $3.5 million for the first half of 1996 primarily as a result of a decrease in accounts receivable and generation of net income before depreciation and amortization, offset to some extent by an increase in prepaid and other assets and inventories. This compares to net cash provided by operating activities of $4.3 million for the first half of 1995 primarily as a result of net income before depreciation and amortization and an increase in income taxes payable. Cash used in investing activities during the first half of 1996 was primarily from the purchases of marketable securities. Leasehold improvements and capital equipment additions were $743,000 in the first half of 1996 as compared to $943,000 in the first half of 1995. Net cash provided by financing activities was $408,000 in the first half of 1996 from the exercise of stock options and issuance under the employee stock purchase plan, as compared to $316,000 in the first half of 1995.

*The Company believes that existing cash and cash flows from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

As indicated above, there are a number of factors that may affect the Company's future operating results.

*The Company believes that changes in the product mix sold toward narrowband products that yield lower gross margins have in the past and could in the future affect operating results. Other factors that may cause fluctuations in the Company's operating results include changes in sales volumes through the Company's distribution channels, seasonal capital spending patterns of large domestic customers, the gain or loss of significant customers, the timing of new product introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers (some of which are in short supply and are key to new product development), and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company typically operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. The Company has occasionally recognized a substantial portion of its revenues in a given quarter from sales booked and shipped in the last month of that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which could adversely affect operating results.

*The market for the Company's products is highly competitive. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. The Company anticipates that it will face competition from internetworking equipment and other telecommunications equipment manufacturers, certain of whom are including a direct WAN interface in their products. For example, in 1995, the Company signed an OEM agreement with Cisco Systems, Inc. ("Cisco") pursuant to which the Company supplies DSU cards for inclusion in one of Cisco's key product lines. Increased sales to Cisco or other internetworking equipment and telecommunications equipment manufacturers could adversely affect the Company's gross margins, as sales to OEMs generally have higher discounts than sales to end users. Further, internetworking equipment and telecommunications equipment manufacturers are independently developing a direct WAN interface for inclusion in their products, overall demand for the Company's products would be reduced, which would have a material adverse effect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this increased pricing pressure will continue during the remainder of 1996.

*The Company's future prospects will depend in part on its ability to enhance the functionality of its existing WAN access products in a timely manner and to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in the WAN access market. Any failure by the Company to anticipate or to respond adequately to competitive solutions, technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse effect on the Company's business and operating results. For example, the Company has experienced decreased sales of its SMDS and ATM access products, which the Company believes is due in part to delays in the further deployment of SMDS networks due to technical problems within the networks and to market confusion in Europe among Frame Relay, SMDS and ATM technologies. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors. New products could also render certain of the Company's existing products obsolete. Either of these events could materially adversely affect the Company's business and operating results.

*The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments, including the Company's W/ATM GateWay product. The W/ATM GateWay product has not been deployed to any end user customers, and the Company has experienced delays in the development of this product, in part related to technical problems which required some software to be redesigned. The Company has entered into an agreement with an OEM to market this product once its development has been completed, but such agreement does not obligate the OEM to purchase any minimum number of products. In addition, an agreement with AT&T Network Systems to market the W/ATM GateWay under that company's name expired in September 1995. According to the Company's current plan, this product is not anticipated to be available for customer evaluation before December of 1996. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties which could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. There can be no assurance that markets for the W/ATM GateWay will continue to develop, that the W/ATM GateWay will meet the needs of the emerging ATM market or that products currently under development by others will not be introduced that would directly compete with the W/ATM GateWay product, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

*The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. In October 1995, Daniel L. Palmer, the Company's President and Chief Operating Officer, resigned to pursue other interests. Vinita Gupta resumed the duties of President upon Mr. Palmer's departure, and the Company is currently searching for an individual to succeed Ms. Gupta as President. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold this or other important positions. In addition, certain of the Company's key management personnel have only recently joined the Company.

*As discussed under "Legal Proceedings" in Part II hereof, in April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Superior Court of the State of California alleging violations of the California Corporations Code and California Civil Code. The class period covers from September 12, 1994 through December 29,1995, and the allegations include claims that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaint seeks damages in an unspecified amount. The Company believes that the action is without merit and intends to defend against it vigorously. However, litigation is subject to inherent uncertainties and thus there can be no assurance that this suit will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.

*The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has expressed its belief that certain of the Company's products, including its CSU/DSUs, may infringe upon six patents held by it and has suggested that the Company acquire a license to such patents. The Company recently received further notice from this third party reiterating its demand that the Company obtain a license for these patents. There can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. There can be no assurance that other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. The Company's management, after review and consultation with counsel, believes that the ultimate resolution of these allegations are uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. Accordingly, while the Company has accrued certain amounts for these matters, the ultimate resolution of these matters could result in payments in excess of the amounts accrued in the Company's financial statements and require royalty payments in the future which could adversely impact gross margins.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On April 22, 1996, a class action complaint was filed in the Superior Court of the State of California, Santa Clara County against the Company, certain of its officers and directors and Bear Stearns & Co. Inc., alleging violations of the California Corporations Code and California Civil Code. The class period covers from September 12, 1994 through December 29, 1995, and the allegations include claims that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaint seeks damages in an unspecified amount, including compensatory and/or punitive damages. The Company believes that the action is without merit and intends to defend against it vigorously. On July 22, 1996, the Company filed a Demurrer requesting dismissal of this case. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that this suit will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.   CHANGES IN SECURITIES

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On  May  16,  1996,  the  Company  held  its  annual  meeting  of
shareholders.   At  that  meeting, the Company's  five  incumbent
directors were reelected to office by the following vote:

                                                    Votes
Name                       Votes for              Withheld
Vinita Gupta               8,262,552               42,737
Richard C. Alberding       8,264,302               40,987
Gregory M. Avis            8,264,302               40,987
Narendra K. Gupta          8,264,302               40,987
Charles R. Moore           8,264,302               40,987

Also at that meeting, the shareholders ratified the selection of Coopers & Lybrand as independent auditors for the company's current fiscal year, with 8,282,300 votes for, 8,836 votes against, and 14,153 votes abstaining.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
      11.01    Statement of Computation of Net Income  Per share.

      27.01    Financial Data Schedule

(b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIGITAL LINK CORPORATION


Date: August 13, 1996         /s/     Vinita Gupta
                              Vinita Gupta
                              Chief Executive Officer



Date: August 13, 1996         /s/     Stanley E. Kazmierczak
                              Stanley E. Kazmierczak
                              Chief Financial Officer

                             EXHIBIT INDEX


Exhibits

11.01  Statement of Computation of Net Income Per Share.

27.01  Financial Data Schedule