Form 10-Q
period 1996-09-30
DIGITAL LINK CORP
filed 1996-11-14
CIK 810467

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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



The number of shares outstanding of the registrant's common stock at November 13, 1996 was 9,167,905.

                    DIGITAL LINK CORPORATION

                       INDEX TO FORM 10-Q








PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements                             Page

Consolidated Balance Sheets as of September 30, 1996       3
and December 31, 1995

Consolidated Statements of Income for the quarters         4
and nine months ended September 30, 1996 and September 30, 1995

Consolidated Statements of Cash Flows for                  5
the nine months ended September 30, 1996 and September 30, 1995

Notes to Consolidated Financial Statements                 6

ITEM 2 - Management's Discussion and                       9
Analysis of Financial Condition and Results of
Operations

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                19

ITEM 2 - Changes in Securities                            19

ITEM 3 - Defaults Upon Senior Securities                  19

ITEM 4 - Submission of Matters to a Vote of               19
Security Holder

ITEM 5 - Other Information                                19

ITEM 6 - Exhibits and Reports on Form 8-K                 19

SIGNATURE(S)                                              21

                 PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements
            DIGITAL LINK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except share amounts)


                                       September 30,   December 31,
                                           1996            1995
                                       (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 $ 1,644       $ 2,639
Short-term marketable securities           15,243        16,726
Accounts receivable, net                    5,901         7,690
Inventories, net                            5,604         4,603
Prepaid and other current assets            2,847         2,807
     Total current assets                  31,239        34,465

Property and equipment at cost, net         1,839         1,608
Long-term marketable securities            25,739        18,244
Other assets                                  696           438
     TOTAL ASSETS                         $59,513        54,755

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                          $ 1,917       $ 1,371
Accrued payroll expense                     1,748         1,433
Other accrued expenses                      3,768         2,751
Income taxes payable                        1,289         1,427
     Total current liabilities              8,722         6,982

SHAREHOLDERS' EQUITY:
Common stock, no par value:
  Authorized:  25,000,000 shares;
  Issued and outstanding:  9,161,530
  shares in 1996 and  9,000,500 shares
  in 1995                                  29,778        29,283
Unrealized gain on marketable securities      189           555
Retained earnings                          20,824        17,935
     Total shareholders' equity            50,791        47,773
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                               $59,513       $54,755









The accompanying notes are an integral part of these consolidated financial statements.





         DIGITAL LINK CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
             FOR THE QUARTERS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1996 AND 1995
       (Amounts in thousands, except per share amounts)


                                 Quarter Ended    Nine Months Ended
                                  September 30,      September 30,
                                 1996      1995     1996      1995

Net sales                     $14,127    $12,500   $36,355   $34,324
Cost of sales                   5,666      4,687    14,869    12,471
   Gross profit                 8,461      7,813    21,486    21,853

EXPENSES:
Research and development        2,749      2,405     7,135     6,923
Selling, general and
administrative                  4,206      3,550    11,934    10,400
   Total expenses               6,955      5,955    19,069    17,323

   Operating income             1,506      1,858     2,417     4,530
Other income                      625        573     1,832     1,706
   Income before provision for
   income taxes                 2,131      2,431     4,249     6,236
Provision for income taxes        650        753     1,359     1,933
   NET INCOME                  $1,481     $1,678    $2,890    $4,303

NET INCOME PER SHARE           $ 0.16     $ 0.18    $ 0.31    $ 0.45
Shares used in computing per
share amounts                   9,451      9,483     9,417     9,470










The accompanying notes are an integral part of these consolidated financial statements.


            DIGITAL LINK CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                     (Amounts in thousands)

                                           Nine Months Ended
                                             September 30,
                                          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                             $  2,890        $4,303
Adjustments to reconcile net income to
   net cash flows provided by operating
   activities:
Depreciation and amortization               898         1,204
Provision (reduction in provision) for
doubtful accounts                          (282)          130
Provision for excess and obsolete
inventories                                 357           123
Changes in assets and liabilities:
   Accounts receivable                    2,071        (1,286)
   Inventories                           (1,357)       (1,329)
   Prepaid and other assets                (298)         (426)
   Accounts payable                         546          (417)
   Accrued payroll and other accrued
   expenses                               1,332           176
   Income taxes payable                    (138)        2,004
     Net cash flows provided by
     operating activities                 6,019         4,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities      (31,971)      (27,749)
Maturities of marketable securities      25,593        21,176
Acquisition of property and equipment    (1,131)       (1,088)
   Net cash flows used in investing
   activities                            (7,509)       (7,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock
options and employee stock
purchases                                   495           496
    Net cash flows provided by
    financing activities                    495           496

Net decrease in cash and cash
equivalents                                (995)       (2,683)
Cash and cash equivalents at beginning
of year                                   2,639         4,638
Cash and cash equivalents at end of
period                                  $ 1,644        $1,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for income
taxes                                   $ 1,443         $ 405

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities
carried at market                       $  (366)        $ 515





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

     Operating  results for the nine months ended
     September 30, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

3.   INVENTORIES
     Inventories  are  valued at the lower  of  cost
     (determined using   the   first-in,   first-out
     method) or  market. Inventories
     consisted of (in thousands):

                           September  30, 1996      December 31, 1995
                              (Unaudited)

          Raw materials          $ 2,210                $1,838
          Work-in-process          2,226                 1,965
          Finished goods           1,168                   800
                                 $ 5,604                $4,603

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

     As discussed under "Legal Proceedings" in Part II
     hereof, in April  1996, a class action complaint was
     filed against the Company  and  certain of its
     officers and directors in  the Santa  Clara  Superior
     Court of the  State  of California, alleging
     violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals in the State Court action was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws.  The class period in  both
     of these  lawsuits runs from September 12,  1994
     through December 29, 1995, and both complaints allege
     that the defendants  concealed  and/or misrepresented
     material adverse   information  about the  Company
     and   that the individual  defendants sold shares of
     the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these  lawsuits will  be resolved  favorably  to
     the Company or that they will not have a material adverse affect on the Company's financial condition and results
     of operations.   Accordingly, no provision  for  any
     liability that may result upon adjudication has been made on the accompanying financial statements.

5.   CHANGE IN DEPRECIATION METHOD
     Effective January 1, 1996, the Company adopted the
     straightline  method of depreciation for all property
     and equipment placed  in  service after that date.
     Property and equipment placed  in service prior to
     January 1, 1996 continue  to  be depreciated using the
     double-declining balance method.
     The estimated useful lives under either method ranges
     from 3 to 5  years.   Management  believes that the
     change from the double-declining balance method to the straight-line method provides a better matching of costs and revenues over the lives of its property and equipment and conforms to predominant industry practice. Use of the straight line method of depreciation on assets placed in service in 1996 versus the double-declining balance method resulted in no material difference on the pre-tax income or net income in the nine months ended September 30, 1996.

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

                 DIGITAL LINK CORPORATION

ITEM 2.    Management's  Discussion  And  Analysis  of
     Financial Condition and  Results of Operations

RESULTS OF OPERATIONS

Except for the historical statements contained herein, this Form 10-Q contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve a number of  risks  and uncertainties,  such  as
the impact of competitive products and pricing, the loss of, or differences in actual from anticipated levels of purchases from the Company's major customers, the
Company's timely development of new products, including its W/ATM GateWay product, and their acceptance by the market, and  other risks which are described throughout the
Company's reports filed with the Securities and Exchange Commission, including its Form 10K for the year ended December 31, 1995, and within this "Management's
Discussion and Analysis of Financial Condition and Results
of Operations," including under the title "Other Factors
That May Affect Future Operating Results." The actual results that the Company achieves may differ materially from any forward looking statements  due  to such
risks and uncertainties. The Company has identified by an asterisk (*) various paragraphs within this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which contain such forward looking statements.  Actual results could differ materially  from
such  forward  looking statements as a result  of  the
factors discussed in such paragraphs and those factors discussed in the sections referenced above and in other sections of this and other documents filed with the
Securities and Exchange Commission. In
addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects," "intends" and similar expressions  are intended to identify forward
looking statements, but are not  the exclusive  means  of
identifying such statements.   The  Company undertakes no
obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

Net Sales

Net  sales  for  the  third  quarter of  1996  increased
13% to $14,127,000  from $12,500,000 for the same period of
the prior year.   Net  sales for the nine months ended
September 30,  1996 increased 6% to $36,355,000 from
$34,324,000 for the same  period of  the  prior year.
These increases were primarily attributable to   an
increase in unit sales of both narrowband (i.e., transmission rates up to T1/E1) products in the Encore product family and domestic broadband (i.e., transmission rates in excess of T1/E1) products. These increases were offset in part by decreased unit sales of the Company's broadband SMDS access products primarily sold in Europe and decreased average selling prices on certain of the Company's narrowband and broadband products.

*The  Company  believes that the decrease in sales  of
broadband SMDS access products is due in part to the
continuing effects  of earlier  delays  in  Europe,  and in
particular in  the  United Kingdom,  in  the  deployment of
SMDS networks due  to  technical problems  within  the
networks and to earlier  market  confusion among  Frame
Relay,  SMDS  and ATM technologies.   The  Company
anticipates that it will continue to experience the effects of these earlier conditions through at least the remainder of 1996, which would result in lower levels of annual sales of its broadband SMDS access products in 1996 as compared to annual sales in 1995.

*Narrowband sales in absolute dollars increased by 13% and remained flat as a percentage of net sales at 53% in the third quarter of 1996, as compared to the third quarter of 1995. Broadband sales increased in absolute dollars by 13% and remained flat as a percentage of net sales at 47% in the third quarter of 1996 as compared to the third quarter of 1995. For the third quarter of 1996, as compared to the same quarter last year, narrowband sales and broadband sales as a percentage of net sales remained flat notwithstanding lower sales in Europe of broadband products which were offset by higher broadband sales to certain domestic carrier customers and Internet Service Providers (ISPs). Narrowband sales in absolute dollars increased by 22% and increased as a percentage of net sales to 59% for the nine months ended
September 30, 1996, as compared to 51% for the first nine months of 1995. Broadband sales decreased in absolute dollars by 11% and decreased as a percentage of net sales to 41% for the first nine months of 1996, as compared to 49% for the first nine months of the prior year. For the first nine months of 1996, as compared to the first nine months of 1995, broadband sales as a percentage of net sales decreased as a result of lower SMDS net sales in Europe, which was slightly offset by higher broadband sales to certain domestic carrier customers and ISPs.
The Company anticipates that the mix of products sold may change to include a higher percentage of narrowband products which would adversely affect the Company's gross margins.

*International sales represented 18% of net sales  in  the
third quarter of 1996 as compared to 21% in the third
quarter of  1995, and 15% of net sales for the nine months
ended September 30, 1996 as compared to 30% for the same
period of the prior  year.  The decreases for the quarter
and nine month periods ending September 30,  1996 were
primarily due to a decrease in unit sales of  SMDS products
in Europe.  For the reasons discussed
above, the Company anticipates  that  international sales
will remain  at  similar levels  during the remainder of
1996, as compared to 1995,  which would result in a
decrease in international sales as a percentage of  net
sales  for 1996. International sales  are  subject  to
inherent  risks, including difficulties in homologating
products in other countries, difficulties in staffing and
managing foreign operations, greater difficulty in accounts
receivable collection, unexpected  changes in regulatory
requirements and tariffs,  and potentially  adverse tax
consequences, which may in  the  future contribute   to
fluctuations in the Company's business and operating results.

*During the third quarter of 1996, sales to MCI accounted
for 16% of  the  Company's net sales.  During the first
nine months  of 1996,  MCI and BBN Planet Corporation
accounted for 16% and  15%, respectively of the Company's
net sales. The Company anticipates that  sales  to  BBN
Planet Corporation will  decrease  as   a percentage of net
sales in the fourth quarter of 1996 as a result of
fluctuations in activities associated with the build  out
of its  Internet infrastructure.   A  significant  portion
of  the Company's business is derived from substantial
orders placed  by large end users and telephone companies,
and the timing of  such orders   could  cause  material
fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1995, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, as well as the slow down of sales of its SMDS access products.

During the third quarter of 1996, net sales through direct sales, value added resellers (VARs), and OEMs were 53%, 38%, and 9%, respectively, compared to 55%, 33%, and 12% in the third quarter of 1995. Net sales through direct sales, VARs, and OEMs for the nine months ending
September 30, 1996, were 59%, 32%, and 9%, respectively, compared to 48%, 32%, and 20% for the same period of 1995. These increases in the percentage of direct sales were primarily a result of selling directly to BBN Planet Corporation during 1996 compared to 1995 when sales to BBN Planet Corporation were made through a VAR. The decreases in the percentage of OEM sales were primarily a result of decreased sales in SMDS access products primarily sold in Europe.

Gross Profit

Gross  profit  increased  8% in the  third  quarter  of
1996 to $8,461,000 from $7,813,000 for the same period of
the prior year. Gross margin decreased to 59.9% of net
sales in the third quarter of  1996 as compared to 62.5% in
the third quarter of 1995.  This decrease  in  gross margin
was primarily due to price  reductions made  since the
second half of 1995 with respect to some  of  the Company's
access products.  Gross profit decreased 2% in the nine
months ended September 30, 1996 to $21,486,000 from
$21,853,000 for the same period of the prior year.  Gross
margin decreased to 59.1%  of net sales for the first nine
months of 1996 as compared to 63.7% for the same period of
the prior year. This decrease in gross margin reflects the
above referenced price reductions and a shift  in the  mix
of products sold to include  more  narrowband products,
which generally have lower gross margins than broadband
products.   The  Company anticipates that this increased
pricing pressure will continue during at least the remainder of 1996.

*Gross  margins  may vary significantly from quarter  to
quarter depending on factors such as competitive pricing pressures, changes in the mix of products sold and the channels through which they are distributed, the timing of orders and the  timing of  new  product  introductions
by the Company. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results.  For  example,  periodically
throughout 1995, and the first nine months of 1996, the
Company reduced  the prices  on some of its access products
to address competitive pricing pressures, which adversely affected the Company's gross margins during 1995 and 1996. In addition, the Company anticipates that the mix of products
sold may change  to include   a  higher  percentage  of
narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins.

Research and Development

Research  and  development  ("R&D")  expenses  increased
14% to $2,749,000  in the third quarter of 1996 from
$2,405,000 in the third  quarter  of    1995.  This
increase was due primarily to  an increase  in  consulting
fees primarily related to the Company's W/ATM  GateWay product, offset by a decrease in personnel-related expenses  and
professional services.  As  a percentage  of  net sales,  R&D expenses were 19.5% in the third quarter of 1996  as compared to
19.2% in the third quarter of 1995.   This  slight
increase  as a percentage of net sales is primarily  due
to the faster rate of growth in consulting fees during the
third quarter of  1996  relative to the rate of growth in
net sales during  the same  period  of  the prior year.
R&D expenses increased  3%  to $7,135,000  in  the  nine
months ended September  30,  1996  from $6,923,000  for
the  same  period of  the  prior  year.   As  a percentage
of net sales, R&D expenses were    19.6% for  the  first
nine months of 1996 as compared to 20.2% for the same period of the prior year. The absolute dollar increase for the nine-month period is primarily attributable to higher consulting fees related to the Company's W/ATM GateWay product, offset by a decrease in professional services, material costs for prototype products, and personnel-related expenses. The decrease as a percentage of net sales was primarily the result of operating efficiencies from higher sales volume during the period.

*The Company anticipates that its R&D expenses in the fourth quarter of 1996, especially consulting expenses related to its W/ATM GateWay product, will increase in absolute dollars and may increase as a percentage of net sales as compared to the third quarter of 1996, subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses, achieve revenue levels and hire new personnel during the remainder of 1996. *All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development
costs pursuant to   Statement   of  Financial  Accounting
Standards No.  86, "Accounting for Costs of Computer
Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased 18% in the third quarter of 1996 to $4,206,000 from $3,550,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 29.8% in the third quarter of 1996 as compared to 28.4% in the third quarter of 1995. These increases were primarily due to higher personnel-related expenses, primarily within the sales and marketing organizations, an increase in promotional activities and higher evaluation product expenses. SG&A expenses increased 15% for the nine months ended September 30, 1996 to $11,934,000 from $10,400,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 32.8% for the first nine months of 1996 as compared to 30.3% for the same period of the prior year. These increases were primarily a result of higher personnel related expenses, primarily within the sales and marketing organization, and higher evaluation product and promotional expenses.

*The Company has in the past hired more of its SG&A
personnel and incurred  increased  expenses related to
trade  shows and other promotional  activities  during  the
first half of the year. Accordingly, SG&A expenses as a percentage of net sales are generally higher during the first half of the  year,  and  the Company  anticipates
that this will be true for the remainder  of 1996.   The
Company anticipates that its SG&A expenses will increase in absolute dollars during the fourth quarter of 1996 as compared to the third quarter of 1996 as a result, in part, of increases in legal expenses associated with its defense of the recently filed class action lawsuits against the Company. However, any such decrease is subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses and achieve revenue levels during such periods.

Other Income

Net other income increased 9% in the third quarter of 1996 to $625,000 from $573,000 for the same period of the prior year. For the nine months ended September 30, 1996, net other income increased 7% to $1,832,000 from $1,706,000 for the same period of the prior year. These increases were primarily due to higher interest income from higher cash and marketable securities balances.

Provision for Income Taxes

The Company's effective tax rate decreased to 30.5% for the
third quarter of 1996 compared to 31.0% for the same period
last  year. This  decrease  is due primarily to the use of
the Company's  R&D tax  credit.  The Company's effective
tax rate increased to 32.0% for  the  nine months ended
September 30, 1996 compared to  31.0% for  the  same period
last year. This increase is due  to  lower foreign  sales
and lower R&D tax credit.  The Company anticipates that
its  effective tax rate during the fourth quarter  of  1996
will remain at levels similar to that experienced in the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $22.5 million and cash, cash equivalents and marketable securities of $42.6 million at September 30, 1996. Net cash provided by operating activities was $6.0 million for the first nine months of
1996, primarily as a result of a net income before depreciation and amortization, a decrease in accounts receivable and an increase in accrued payroll and other accrued expenses, offset to some extent by an increase in inventories. This compares to net cash provided by operating activities of $4.5 million for the first nine months of 1995, primarily as a result of net income before depreciation and amortization and an increase in income taxes payable, offset by an increase in accounts receivable and inventories. Cash used in investing activities during the first nine months of 1996 was primarily from net purchases of marketable securities and, to a lesser extent, leasehold improvements and capital equipment additions of
$1,131,000 in cash flow as compared to $1,088,000 in the
first nine months of 1995. In October 1996, the Company approved the repurchase of up to 500,000 shares of common stock for cash from time-to-time at market prices and as market and business conditions warrant, in open market,
negotiated, or block transactions.   Net  cash provided by
financing activities was $495,000 in the first nine months of 1996 from the exercise of stock options and issuance under the employee stock purchase plan, as compared to $496,000 in the first nine months of 1995.

*The Company believes that existing cash and cash flows from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

As indicated above, there are a number of factors that may affect the Company's future operating results.

*The Company believes that changes in the product mix sold toward narrowband products that yield lower gross margins have in  the past  and  could  in the future affect
operating results.   Other factors  that  may cause
fluctuations in the Company's  operating results  include
the gain or loss of significant  customers,  the timing  of
new product introductions by the Company and its competitors, seasonal capital spending patterns of large domestic customers, completion of the build out of carrier and ISP infrastructures, changes in sales volumes through the Company's distribution channels, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers (some of which are in short supply and are key to new product development), and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company typically operates with limited order backlog, and a substantial majority of its revenues in each quarter result from
orders  booked  in  that quarter.   The Company has
occasionally recognized a substantial portion of its revenues in a given quarter from sales booked and shipped in the last month of that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which could adversely affect operating results.

*The  market  for  the Company's products is highly
competitive. The  Company  expects competition to increase
in the future  from existing competitors and from other
companies that may enter  the Company's  existing  or
future markets. The Company anticipates that it will face competition from internetworking equipment and other telecommunications equipment manufacturers, certain of whom are  including  a direct WAN interface in their  products.
For example, in 1995, the Company signed an OEM agreement
with Cisco Systems,  Inc.  ("Cisco") pursuant to which the
Company supplies DSU  cards  for  inclusion in one of
Cisco's key product  lines. Increased  sales to Cisco or
other internetworking equipment  and telecommunications
equipment manufacturers could adversely affect the
Company's  gross margins, as sales to OEMs  generally  have
higher discounts than sales to end users.  Further, to the
extent that internetworking   equipment,   such   as
routers, and telecommunications equipment, such as switches, successfully develop a direct WAN interface for inclusion in their products, overall demand for the Company's
products would be reduced, which would have a material adverse affect on the Company's business and operating results. As discussed above, increased competition has also placed increasing
pressures on  the pricing  of  the Company's   products,
which  has resulted in  lower  operating results.   The
Company anticipates that this  increased  pricing pressure
will continue during at least the remainder of 1996.
*The  Company's  future  prospects will depend  in  part
on its ability  to enhance the functionality of its
existing WAN access products in a timely manner and to
identify, develop and achieve market  acceptance of new
products that address new technologies and meet customer
needs in the WAN access market. Any failure by the Company
to anticipate or to respond adequately to competitive
solutions, technological developments in its industry,
changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction  or shipment of
products,  could have  a  material adverse  affect on the
Company's business and operating  results. For  example,
the Company has experienced decreased sales of  its SMDS
and ATM access products, which the Company believes is  due
in part to delays in the further deployment of SMDS
networks due to technical problems within the networks and
to market confusion in  Europe  among Frame Relay, SMDS and
ATM technologies.   There can  be  no  assurance  that  the
Company's product development efforts will result in commercially successful products or that product delays will not result in missed market  opportunities. In
addition, customers  could  refrain  from  purchasing
the Company's  existing  products  in  anticipation  of
new product introductions  by the Company or its
competitors. New products could  also  render  certain of
the Company's existing  products obsolete.   Either  of
these events could materially adversely affect the Company's business and operating results.

*The  Company  is  currently developing and  may  in  the
future develop   products  with  which  the  Company  has
only limited experience and/or that are targeted at emerging market segments, including the Company's W/ATM GateWay product. The W/ATM GateWay product has not been deployed to any end user customers, and the Company has experienced delays in the development of this product, in part related to technical problems which required some software to be redesigned. The Company has entered into an agreement with an OEM to market this product once its development has been completed, but such agreement does not obligate the OEM to purchase any minimum number of products. In addition, an agreement with AT&T Network Systems to market the W/ATM GateWay under that company's name expired in September 1995. According to the Company's current plan, this product is not anticipated to be available for customer evaluation before December of 1996. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties which could significantly delay its deployment or acceptance or could result in the termination of the development program for this product.
If this product becomes available, there can be no assurance that markets for the W/ATM GateWay will continue to develop, that the Company will receive orders for this product, that the W/ATM GateWay will meet the needs of the emerging ATM market or that products currently under development by others will not be introduced that would directly compete with the W/ATM
GateWay product, any of which could have a material adverse affect on the Company's business and operating results.

*The  Company  believes that its future success  will
depend in large  part  upon the continued contributions of
members of the Company's senior management and other key
personnel, and upon its ability   to   attract  and  retain
highly skilled managerial, engineering,  sales,  marketing
and operations personnel,  the competition for whom is intense.
Certain of the Company's senior management  have only recently joined the Company. For example, in September 1996, Alan Fraser joined the Company as President and Chief Executive Officer, replacing Vinita Gupta, who remains as Chairperson of the Board of Directors. There  can  be  no assurance  that the
Company will be successful in attracting  and retaining
skilled personnel to  hold  important   management
positions.

*As  discussed  under "Legal Proceedings" in Part II
hereof, in April  1996,  a  class  action complaint was
filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the
State  of  California, alleging violations  of  the
California Corporations Code  and California Civil  Code.
In October 1996, a similar parallel lawsuit against the
Company and the same individuals in the State Court  action
was filed  in the United States District Court for the
Northern District  of  California  alleging violations  of
the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December
29,  1995, and  both complaints   allege   that   the
defendants concealed   and/or misrepresented material
adverse information about the Company and that the
individual defendants sold shares of the Company's stock
based  upon material nonpublic information.  The complaints
seek unspecified  monetary damages.  The Company  believes
that both actions  are without  merit and intends to defend  both
actions vigorously. However,  litigation  is   subject   to
inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations.

*The   telecommunications  industry  is  characterized   by
the existence of a large number of patents and frequent litigation based on allegations of patent infringement.
For example,  a third  party  has expressed its belief on
several occasions  that certain  of  the Company's
products, including its CSU/DSUs,  may infringe  upon six
patents held by it and has suggested  on  such occasions
that  the Company acquire a license to  such  patents. There can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company.  The Company believes that a license, to the
extent required, will be available; however, no assurance
can  be given that  the terms of any offered license would
be favorable to  the Company. Should a license be
unavailable, the Company could  be required to discontinue
the sale of or to redesign certain of its products.  In
addition, Larscom, a competitor of the Company, has
continued  to  express  its belief that  the Company's
inverse multiplexer  products may infringe a patent
jointly  owned  by Larscom  and  a third party and has
suggested that  the  Company acquire a license to the
patent. There can be no assurance  that other third parties
will not assert infringement claims  against the  Company
in the future, that any such claims will not result in
costly  litigation or that the Company will prevail  in
such litigation or be able to license any valid and
infringed patents from third parties on commercially reasonable terms. The Company's management, after review and consultation with counsel, believes  that
the ultimate resolution of these allegations  are uncertain
and  there can be no assurance that these  assertions will
be resolved without costly litigation or in a manner that
is not adverse to the Company.  Accordingly, while the
Company  has accrued   certain  amounts  for  these
matters,   the ultimate resolution of these matters could result
in payments in excess of the amounts accrued in the Company's financial statements and require royalty payments in the future which could adversely impact gross margins.

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

*During  October  1995, the Financial Accounting Standards
Board issued  Statement No. 123 (SFAS No. 123), "Accounting
for StockBased  Compensation," which establishes a fair
value based method of  accounting for stock-based
compensation plans.   The Company intends  to continue to
account for employee stock options  under APB  Opinion  No.
25, "Accounting for Stock Issued to Employees." SFAS  123
is effective for fiscal years beginning after December 15, 1995 and will require certain additional disclosures in the financial statements for the year ending
December 31, 1996.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
In  April  1996, a class action complaint was filed
against the Company  and certain of its officers and
directors in the Santa Clara  Superior  Court  of  the
State  of California, alleging violations  of  the
California Corporations Code  and California Civil  Code.
In October 1996, a similar parallel lawsuit against the
Company  and the same individuals in the State Court
action was  filed in the United States District Court for
the  Northern District  of  California  alleging violations
of  the federal securities laws.  The class period in both
of these lawsuits runs from  September  12, 1994 through
December 29, 1995,  and  both complaints   allege that
the  defendants concealed   and/or misrepresented material
adverse information about the Company and that the
individual defendants sold shares of the Company's stock
based upon material nonpublic information.  The complaints
seek unspecified  monetary damages.  The Company  believes
that both actions  are  without  merit and intends to defend
both actions vigorously. However,  litigation  is   subject
to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations.

ITEM    2.   CHANGES IN SECURITIES

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

In  September  1996, Alan Fraser joined the Company as
President and Chief Executive Officer, replacing Vinita
Gupta, who  remains as  Chairperson of the Board of Directors.
Mr. Fraser is also a member of the Company's Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
      10.18  Employment Agreement between Registrant and
             Alan Fraser dated September 5, 1996.
      10.19  Security Agreement between Registrant and
             Alan Fraser dated September 30, 1996.
      10.20 Secured Promissory Note from Alan Fraser dated September 30, 1996.

    11.01    Statement of Computation of Net
             Income Per Share.

     27.01   Financial Data Schedule

(b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended September 30, 1996.


                         SIGNATURES

Pursuant  to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIGITAL LINK CORPORATION

Date:  November  14, 1996      \s\ Alan I. Fraser
                              Alan I. Fraser
                              Chief Executive Officer



Date:  November  14, 1996      \s\ Stanley E. Kazmierczak
                              Stanley E. Kazmierczak
                              Chief Financial Officer


                         EXHIBIT INDEX


Exhibits

10.18           Employment Agreement between Registrant
                and Alan Fraser dated September 5, 1996.
10.19           Security  Agreement between Registrant
                and Alan Fraser dated September 30, 1996.
10.20           Secured  Promissory Note from Alan
                Fraser dated September 30, 1996.

11.01          Statement of Computation of Net Income
               Per Share.

27.01          Financial Data Schedule