Form 10-K
period 1996-12-31
DIGITAL LINK CORP
filed 1997-03-28
CIK 810467

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
  For the fiscal year ended December 31, 1996

                                 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from  ___ to ___

                   Commission File Number: 0-23110
                       DIGITAL LINK CORPORATION
         (Exact name of registrant as specified in its charter)

     California                                  77-0067742
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification Number)

   217 Humboldt Court
   Sunnyvale, California                              94089
(Address of principal executive offices)            (ZIP Code)

Registrant's telephone number, including area code: (408)745 6200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, no par value
    (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non affiliates of the registrant as of March 28, 1997, was approximately $125,707,299.00.

The number of shares outstanding of the registrant's Common Stock as of March 28, 1997, was shares 9,142,349.

                     DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of stockholders to be held May 21, 1997 are incorporated by reference in Part III of this Form 10-K.


                      DIGITAL LINK CORPORATION
                     ANNUAL REPORT ON FORM 10K

                 For the Year Ended December 31, 1996


                      TABLE OF CONTENTS


Form 10-K
Item No.                     Name of Item               Page
PART I
Item  1.  Business.......................................  3
Item  2.  Properties .................................... 10
Item  3.  Legal Proceedings.............................. 10

PART II
Item  5.  Market Price of and Dividends on the
          Registrant's Common Equity and Related
          Stockholder Matters ........................... 11
Item  6.  Selected Financial Data ......................  11
Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . 12
Item  8.  Financial Statements and Supplementary Data ... 22

PART III
Item  10.  Directors and Executive Officers of the
           Registrant ................................... 38
Item  11.  Executive Compensation ....................... 38
Item  12.  Security Ownership of Certain Beneficial Owners
           and Management ............................... 39
Item  13.  Certain Relationships and Related Transactions 39

PART IV
Item  14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8K .....  .................... 40
Signatures .......................... ................... 42


                          PART I
ITEM 1. BUSINESS

   Except for the historical statements contained herein, this Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks which are described throughout this Form 10-K, including under the sections titled "Products and Technology,"
"Customers and End Users," "Research and Development," "Manufacturing," "Competition," "Intellectual Property and Other Proprietary Rights" and "Employees" in Item 1 hereof and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results," in Item 7 of this Form 10-K. The actual results that Digital Link Corporation (the "Company" or "Digital Link") achieves may differ materially from any forward looking statements due to such risks and uncertainties. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.
   Due to all the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Similarly, past performances are not necessarily indicative of future results. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Overview

   The Company designs, manufactures, markets and supports a broad range of high speed digital access products for wide area networks ("WANs") worldwide. The Company's products provide access to private WANs based on dedicated leased lines and public WANs based on centralized switching networks such as Internet, Frame Relay, Switched Multimegabit Data Service ("SMDS") and Asynchronous Transfer Mode ("ATM"). The Company's products allow local area network ("LAN")-based internetworking devices, such as routers, to access WANs and also integrate data with digitized voice and video traffic for more efficient line utilization. Digital Link's products are used both in the customer premise equipment ("CPE") environment and in the networks of interexchange carriers ("IXCs"), Internet service providers ("ISPs") and telephone companies.
The Company believes it is a leader in the WAN access products market because of its broad range of products and its diverse sales channels. The Company markets and sells its products in North America, Europe, South America and Asia primarily through its direct sales force, value added resellers ("VARs") and original equipment manufacturers ("OEMs").
   The Company was incorporated in California in 1985. Its principal executive offices are located at 217 Humboldt Court, Sunnyvale, California 94089, its Internet address is www.dl.com, and its telephone number is (408) 745-6200.

Industry Background

   The growing reliance on enterprise-wide networks to facilitate the sharing of information has created an environment in which the linkage of multiple LANs over wide area networks is critical to daily operations. Two types of WANs have developed to satisfy internetworking needs: private WANs, which are generally based on dedicated leased lines; and public WANs, which are based on centralized switching networks that route data to the proper destination. In private WANs, the functions of switching, routing and multiplexing are performed on the organization's premises utilizing customerowned equipment and dedicated lines leased from telephone companies and IXCs. As an alternative to private WANs, telephone companies, ISPs and IXCs offer public WAN services. Companies that provide products for connecting LAN-based data networks to WANs must support both private and public WANs, including public WANs based on Frame Relay, SMDS and ATM technologies. In order for LANs to be interconnected to WANs, an interface is required to condition LAN-based data to a format appropriate for transmission over WANs. The Company believes equipment providers addressing the WAN access market must develop product solutions flexible enough to respond to the changing standards and network requirements associated with emerging WAN technologies, forge strong relationships with telephone companies and ISPs implementing these services and actively participate in standards development.

Products and Technology

  WAN Access Products

   The Company's principal products include 56/64kb, T1/E1 and T3/E3 access products for private WANs and public WANs which include Internet, Frame Relay, SMDS and ATM access products. The Company's products range from simple desktop or rack mounted units for smaller sites to intelligent multiprocessor systems that support multiple lines and integrate data with digitized voice and video for larger and more complex sites. The Company's products are utilized in the CPE environment to enable internetworking equipment to access WANs. The Company's products may also be used within the networks of telephone companies, ISPs and IXCs to provide access to their backbone networks. The list prices of the Company's products generally range from $300 to $40,000.
   The Company's access products are classified as Digital
Service Units/Channel Service Units ("DSUs/CSUs"), access multiplexers and inverse multiplexers. The Company's DSUs/CSUs generally provide the interface between a single data port and a single WAN line, and its access multiplexers are used to multiplex multiple data, voice or video ports over one or more WAN lines. Digital Link's inverse multiplexers break down high speed data from a single source for transmission over multiple T1 WAN lines.
   The Company introduced its first T1 access products in 1985. In 1993, the Company introduced its Encore family of products, which is the next generation of its T1/E1 access products with certain enhanced features.
This product family is used to interface Ethernet and Token Ring LAN based data traffic from internetworking devices to dedicated or Frame
Relay based 56kb and T1/E1 lines.
   In 1993, the Company also introduced the DL3800 T1 inverse multiplexer in response to marketplace demand for a method of transporting information at data rates faster than T1 without the expense and availability issues associated with T3 lines. The DL3800 accepts data from a single high speed data device and segments it for transmission over up to eight
T1 lines. In May 1995, the Company introduced the DL3900 multiplexer shelf which allows customers to reduce the shelf space needed when installing multiple inverse multiplexers in the same location. In June
1996, the Company introduced an international version of its inverse multiplexer product line.
   The Company introduced its first T3 access products in 1990. The Company's T3/E3 DSUs and multiplexers include the DL3100 and DL3000 which were introduced in 1992 and 1991, respectively. The DL3100 connects networking equipment to T3/E3 lines and is available with single or multiple ports.
The DL3000 is a T3/E3 multiplexer that allows LAN and Fiber Distributed
Data Interface ("FDDI") based traffic from routers and channel extenders to be multiplexed with T1 traffic from devices such as private branch exchanges ("PBXs") in order to access multiple T3/E3 lines.
   The Company's SMDS and ATM access products consist of DSUs/CSUs and access multiplexers that connect internetworking equipment to SMDS or ATM networks. In 1991, the Company began shipping the DL200, which is a DSU/CSU used to access public SMDS networks that operate over T1/E1 lines. In 1992, the Company began shipping the DL3200, which is a DSU used to access public SMDS and ATM networks that operate over T3/E3 lines. The DL3200 is designed to comply with Data Exchange Interface ("DXI") standards and take data from an internetworking unit that is in DXI format over a high speed serial interface ("HSSI") and condition the data for SMDS or ATM connectivity.
   The Company believes that network reliability and management are some of the most important factors considered by users when selecting a network equipment supplier. In order to maximize network reliability, the Company has built monitoring and diagnostic tools into all of its products. Many of the Company's products are compatible with SNMP, a standards-based network management system. In addition, the Company provides an SNMPbased graphical user interface, WANview, which can configure, maintain and test the Company's products.
   The markets for the Company's products are characterized by rapid technological advances, product obsolescence, changes in customer requirements and evolving regulatory requirements and industry standards.
The Company's future prospects will depend in part on its ability to enhance the functionality of its existing WAN access products in a timely manner and to identify, develop and achieve market acceptance of new products that address new technologies and meet market requirementst.
Any failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse effect on the Company's business and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Net Sales" in Item 7 of this Form 10-K. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors.

  W/ATM GateWay Product

   The Company believes that telephone companies and IXCs view the implementation of a core ATM network infrastructure as a long-term strategy that will support integrated data and digitized voice and video traffic. Accordingly, while networks and services based on more established technologies continue to be deployed, large capacity ATM switches are also now being developed to implement a future core ATM infrastructure. In support of this anticipated ATM infrastructure and to complement the large capacity ATM switches, the Company is developing its W/ATM GateWay product to connect non-ATM traffic and slower speed ATM traffic to these high speed ATM switches. The W/ATM
GateWay is designed to be a multiservice access product for local traffic. The W/ATM GateWay is being designed for use primarily within telephone company networks. In addition, this product is expected to support all ATM traffic types, including constant and variable bit traffic for data and delay sensitive voice and video. The Company has experienced delays in the development of this product, in part related to technical problems which required some software to be redesigned. This product was shipped to a customer for evaluation in February 1997. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties which could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. There can be no assurance that products currently available or under development by competitors would not directly compete with the W/ATM GateWay product, that the W/ATM
GateWay will meet the needs of the emerging ATM market or that markets for the W/ATM GateWay will continue to develop, any of which would have a material adverse effect on the Company's business and operating results.

Customers and End Users

   Digital Link's customers and end users are diverse and represent many industries. End users of private WANs that incorporate the Company's access products, as well as telephone companies, ISPs and IXCs that either incorporate the Company's products within their public networks or purchase the Company's access products for resale to end users, include major interexchange carriers, the Regional Bell Operating Companies (RBOCs), major international carriers, industrial, electronics and other companies and governments, universities and utilities.
   The Company sells a majority of its products to a relatively limited number of end users, VARs and telephone companies. There can be no assurance that the Company's current customers will continue to place orders with the Company or that the Company will be able to obtain orders from new customers. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders could cause material fluctuations in the Company's business and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Net Sales" and "Quarterly Results of Operations" in Item 7 of this Form 10-K.

Sales and Marketing

   The Company primarily markets its products worldwide directly to large end users, ISPs, IXCs and RBOCs and indirectly primarily through a network of VARs and OEMs to accommodate specific markets and customer support requirements. The Company's sales force consists of three groups that focus on (i) U.S. end users and ISPs, (ii) U.S. & Canadian IXCs and telephone companies ("carriers") and (iii) international customers. Each of these groups includes one or more field based system engineers to provide technical sales support. In addition, the Digital Link sales organization receives support from various groups within the Company such as the marketing department, which is responsible, among other things, for product marketing, customer service, advertising and other marketing communications.

  U.S. End Users and ISPs

   Sales to U.S. end users are generally made through the Company's direct sales force and indirectly through VARs. Thus, the U.S. end users sales group is primarily responsible for developing and maintaining relationships with selected end users and for supporting the sales activities of its VARs. The Company's agreements with its VARs generally have terms of 12 months, are subject to renewal by mutual agreement and provide for discounts from the Company's list prices for products based on the expected annual sales volumes and require the Company to provide sales and application engineering support. The U.S. end user sales group operates through the Company's headquarters in Sunnyvale, California and twelve other sales offices.

  Carriers

   Digital Link's carrier sales force focuses on developing relationships with carriers in the U.S. and Canada and on understanding the network deployment strategies of these carriers. Products sold to carriers may be used (i) within a carrier's network in conjunction with the provision of their services, (ii) to satisfy the needs of a carrier's management information systems, where the carrier is anend user of the products, or (iii) for resale in conjunction with a carrier's provision of services to an end user. The Company has entered into agreements with certain carriers in the United States to purchase its products. However, these agreements do not obligate the carriers to purchase any minimum quantity of the Company's products.

  International Customers

   Sales to international customers are primarily made through OEMs and selected VARs. International VARs authorized to sell the Company's products are located in several countries within Europe, South America and Asia. Support for the Company's products sold internationally is provided by the Company or its authorized VARs. The Company currently has offices in the United Kingdom, Germany, and Hong Kong.

  Customer Support

   The Company believes that a high level of continuing service and support is integral to the Company's objective of developing and maintaining long-term relationships with its customers. The Company's customer support personnel are responsible for servicing the Company's products and provide installation, technical training and post-sales support (primarily over the telephone). The Company's products generally have a warranty of 24 months, and the Company offers free telephone support during normal business hours. The Company also offers customers the option of entering into a maintenance and support contract that can include telephone support seven days a week and 24 hours a day, emergency replacement programs and on-site support. Internationally, the Company provides customer support either directly or through full service VARs.

Research and Development

   The Company's research and development efforts are focused on developing new products, core technologies and enhancements to existing products.
The Company's product development activities are based on customer requirements, marketplace needs and active participation by the Company in industry standards groups and forums.
   In 1996, 1995 and 1994, the Company's research and development expenditures were $10.1 million, $8.9 million, and $7.3 million, which represented 19.4%, 20.1%, and 20.7%, respectively, of net sales. The Company's research and development efforts in 1996 primarily focused on the continued development of the Company's W/ATM GateWay product as well as on the expansion of its Encore product family by introducing new products and new features for existing Encore products. During 1997, the Company expects that it will continue to devote research and development resources to the development of its W/ATM GateWay product and anticipates continuing to maintain its focus on developing new products and features within its WAN access business. See "Products and TechnologyW/ATM GateWay Product." The Company considers its research and development efforts to be vital to its future success and anticipates that research and development expenditures as a percentage of net sales will remain significant for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Research and Development" in Item 7 of this Form 10-K.
   As referenced above, the Company's product development activities frequently address new WAN services and applications based on emerging technologies. The Company believes this strategy has often resulted in early market penetration for products based on these technologies. However, industry standards and requirements are more likely to change in new markets, which can adversely impact the Company's business and operating results. Moreover, technology and implementation approaches selected by the Company may be rendered obsolete by such changes, and a new market may not become widespread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" in Item 7 of this Form 10-K.
   The Company's success will depend upon its ability to develop new products that achieve market acceptance and to provide enhancements to existing products as required by the Company's customers and the communications marketplace. In order to meet the challenges of rapidly changing technologies and services and new industry standards which can render obsolete the Company's products, the Company has invested and expects to continue to invest substantial resources in the development of new products and technologies. The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities.
   As of December 31, 1996, the Company's research and development staff consisted of 53 employees, of whom 43 were engineers, and approximately half of such engineers were engaged principally in the development of software. The Company believes its ability to attract and retain qualified development personnel is essential to the success of its development programs. The market for such personnel is highly competitive, and the Company's development activities could be adversely affected if the Company is unsuccessful in attracting and retaining skilled technical personnel.

Manufacturing

   The Company's manufacturing operations consist primarily of component procurement and final assembly, test and quality control of subassemblies and systems. The Company uses local third party contractors to manufacture and assemble printed circuit boards. The Company installs software into the electronically programmable read only memory ("EPROM") of its systems to maintain quality control and security. The manufacturing process enables the Company to configure the hardware and software in combinations to meet a wide variety of customer requirements. The
Company performs "burn-in" procedures and functional tests, as well as comprehensive inspections to assure the quality and reliability of its products.
   The Company's product designs are proprietary but generally incorporate industry standard hardware components. However, certain semiconductor devices and components and subassemblies are presently available only from single sources, and certain other components are presently available or acquired only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of these components, as well as subassemblies from third party contractors, in a timely manner from existing sources or, when necessary, from alternative sources, or to redesign its products to accommodate an alternative component. The inability to obtain sufficient sole or limited source components or subassemblies as required in the future, or to develop alternative sources or redesign its products if and as required in the future, could result in delays or reductions in product shipments that could materially adversely affect the Company's business and operating results or damage customer relationships.

Competition

   The market for the Company's products is highly competitive. Many of the Company's customers purchase products from both the Company and the Company's competitors. The Company currently competes primarily with Kentrox Industries, Inc., a subsidiary of ADC Telecommunications,
Inc. ("Kentrox"), Larscom Inc. ("Larscom") and Verilink Corporation ("Verilink"). The Company competes to a lesser extent with various other communications companies, including Adtran, Inc., Paradyne Corporation and Visual Networks, Inc. Many of the Company's current and potential competitors have greater financial, research and development, intellectual property, marketing and other resources than those of the Company and have broader product lines and longer standing relationships with customers than the Company.
   The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from internetworking suppliers, such as routers, and telephone equipment, such as switches, who included direct WAN interfaces in certain of their products that could reduce demand for the Company's products which could have a material adverse affect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K. The Company anticipates that this increased pricing pressure will continue during 1997.
   The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including, but not limited to, price; announcements by competitors; rapid development of new products and features; product quality and performance; experienced sales, marketing and service organizations; and evolving industry standards. However, there can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or that it will be able to compete successfully with new competitors.

Intellectual Property and Other Proprietary Rights

   The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company has been contacted by two separate parties who have expressed their belief that certain of the Company's products may infringe upon patents held by these two parties. See "Other Factors That May Affect Future Operating Results - Risk of Third Party Claims of Infringement," in Item 7 of this Form 10-K.
   The Company treats its software and hardsware designs as proprietary and relies primarily on a combination of copyrights, trademark and trade secret laws, and employee and third party nondisclosure agreements, to protect its proprietary information. There can be no assurance that the contractual obligations to maintain the confidentiality of the Company's trade secrets or proprietary information will not be breached by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The Company has one patent with the U.S. Patent and Trademark office for certain ATM technology which expires in September 2011. However, there can be no assurance that such patent will prove to be important in the Company's product development efforts.
   Certain technologies used in the Company's products are licensed from third parties on a non-exclusive basis. In January 1992, Epilogue Technology Corporation ("Epilogue") granted the Company a twenty-year, nonexclusive, nontransferable, worldwide license to modify and incorporate the source code of certain of Epilogue's software programs that are used in the Company's products. In addition, in December 1993, the Company entered into a nonexclusive license with QPSX Communications Ltd. ("QPSX") to use certain elements of patents owned by QPSX to manufacture and distribute within the United States products that conform to certain standards of the Institute of Electrical and Electronic Engineers ("IEEE").

Employees

   As of December 31, 1996, the Company had 222 employees, of whom 53 were primarily engaged in research and development, 84 in sales, marketing and administration, 11 in customer support and 74 in manufacturing. From time to time, Digital Link employs contract labor to assist with its short-term personnel needs. The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company, including Alan Fraser, the Company's President and Chief Executive Officer, who joined the Company in September 1996 and certain personnel have only limited experience in the Company's industry. In February 1997, Steve Tabaska joined the Company as Chief Technical Officer and Vice President of Engineering. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important position. The Company expects to continue to experience growth in the number of its employees, resulting in increased responsibilities for the Company's management. The Company's employees are not represented by any collective bargaining organization. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

   The Company leases its 60,030 square foot principal facility, which is located in Sunnyvale, California, pursuant to a lease that expires in October 1997. The Company has an option to extend the lease for one additional one year period. The Company also leases facilities for its sales operations in the United States in Oak Brook Terrace, Illinois; Bethesda, Maryland; Fort Lee, New Jersey; Cleveland, Ohio; Houston, Texas;
Irving, Texas; and McLean, Virginia. In Europe, the Company leases facilities in London, England, near Stuttgart, Germany, and in Hong Kong. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

   In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. See "Other Factors That May Affect Future Operating Results Legal Proceedings," in Item 7 of this Form 10K.


                          PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
        COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Common Stock of the Company began trading in the over the counter market on the Nasdaq National Market on February 1, 1994 under the symbol "DLNK." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on the Nasdaq National
Market for each quarterly period since January 1, 1995. These prices reflect inter-dealer prices, without retail markup, mark-down or commission, and may not necessarily represent actual transactions.

                                      1996                 1995
                                 High      Low        High      Low
1st Quarter.................... $14.13   $ 8.19      $32.50    $21.25
2nd Quarter.................... $22.00   $ 9.75      $30.75    $22.00
3rd Quarter.................... $18.25   $12.75      $33.50    $23.50
4th Quarter.................... $23.75   $16.50      $26.00    $13.75

   As of December 31, 1996, there were 127 holders of record of the Company's Common Stock and approximately 1,200 beneficial owners. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of income data for the years ended December 31, 1996, 1995 and 1994, and the consolidated balance sheet data at December 31, 1996 and 1995 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The consolidated statement of income data for the years ended December 31, 1993 and 1992 and the consolidated balance sheet data at December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this report.


                                       Year Ended December 31,
(in thousands, except           1996    1995   1994    1993    1992
per share data)

Statement of Income Data:
Net sales                      $52,078 $44,344 $35,222 $22,509 $17,079
Cost of sales                   21,457  16,769  11,927   7,540   5,316
     Gross profit               30,621  27,575  23,295  14,969  11,763

Expenses:
 Research and development       10,120   8,922   7,300   4,316   3,291
 Selling, general and           16,150  13,958  10,514   7,494   5,660
     administrative
     Total expenses             26,270  22,880  17,814  11,810   8,951
     Operating income            4,351   4,695   5,481   3,159   2,812
Other income                     2,495   2,281   1,098     242     184
     Income before provision
     for income taxes            6,846   6,976   6,579   3,401   2,996
Provision for income             2,149   2,162   2,171   1,197   1,055
     taxes
     Net income                 $4,697  $4,814  $4,408  $2,204  $1,941
Net income per share(1)         $ 0.50  $ 0.51  $ 0.48  $ 0.31  $ 0.28
Shares used in computing
per share amounts(1)             9,478   9,467   9,113   7,169   7,005

                                         Year Ended December 31,
(in thousands)                    1996   1995    1994    1993     1992

Balance Sheet Data:
Cash, cash equivalents
 and marketable securities     $44,048 $37,609 $31,688  $4,505  $4,128
Working capital                 28,523  27,483  23,352   8,789   6,821
Total assets                    62,733  54,755  46,829  14,687   9,793
Total shareholders'             53,802  47,773  40,211   9,905   7,573
   equity
_________________
(1) See Note 1 of Notes to Consolidated FinancialStatements for an explanation of the determination of the number of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical statements contained herein, this Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended
(the "Exchange Act"). These forward looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks which are described throughout this Form 10-K, including under the sections titled "Products and Technology,"
"Customers and End Users," "Research and Development," "Manufacturing," "Competition," "Intellectual Property and Other Proprietary Rights" and "Employees" in Item 1 hereof and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results," in Item 7 of this Form 10-K. The actual results that Digital Link Corporation (the "Company" or "Digital Link") achieves may differ materially from any forward looking statements due to such risks and uncertainties. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.
   Due to all the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Similarly, past performances are not necessarily indicative of future results. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Overview

   The Company designs, manufactures, markets and supports a broad range of high speed digital access products for wide area networks
("WANs") worldwide. The Company's products provide access to private
WANs based on dedicated leased lines and public WANs based on centralized switching networks such as Internet, Frame Relay, Switched Multimegabit Data Service ("SMDS") and Asynchronous Transfer Mode ("ATM"). The Company's products allow local area network ("LAN")based internetworking devices, such as routers, to access WANs and also integrate data with digitized voice and video traffic for more efficient line utilization. Digital Link's products are used both in the customer premise equipment ("CPE") environment and in the networks of interexchange carriers ("IXCs"), Internet service providers ("ISPs") and telephone companies. The
Company believes it is a leader in the WAN access products market because of its broad range of products and its diverse sales channels. The
Company markets and sells its products in North America, Europe, South America and Asia primarily through its direct sales force, value added resellers ("VARs") and original equipment manufacturers ("OEMs").

Results of Operations

   The following table sets forth statement of income data as a percentage of net sales for the years ended December 31, 1996, 1995 and 1994:

                                      Year Ended December  31,
                                   1996        1995        1994
Net sales                          100.0%     100.0%      100.0%
Cost of sales                       41.2       37.8        33.9
     Gross profit                   58.8       62.2        66.1

Expenses:
  Research and development          19.4       20.1        20.7
  Selling, general
  and administrative                31.0       31.5        29.9
     Total expenses                 50.4       51.6        50.6
     Operating income                8.4       10.6        15.6
Other income                         4.8        5.1         3.1
      Income before
      provision for income taxes    13.2       15.7        18.7
Provision for income taxes           4.1        4.9         6.2
     Net income                      9.1%      12.5%       10.8%

  Net Sales

   Net sales increased 17% to $52.1 million in 1996 from $44.3 million in 1995. The increase in 1996 was primarily attributable to an increase in unit sales of both narrowband (i.e., transmission rates up to T1/E1) products in the Encore product family and domestic broadband (i.e., transmission rates in excess of T1/E1) products. These increases were offset in part by decreased unit sales of the Company's SMDS access products primarily sold in Europe and decreased average selling prices on certain of the Company's narrowband and broadband products as a result of price reductions made throughout 1996. Net sales increased 26% to $44.3 million in 1995 from $35.2 million in 1994. The increase in net sales was primarily attributable to an increase in unit sales of the Encore family of products and the inverse multiplexer product, offset by a decrease in unit sales of SMDS access products primarily in Europe and a decrease in the average selling price of certain of the Company's narrowband and broadband products as a result of price reductions made throughout 1995. The Company believes that the decrease in unit sales of the Company's SMDS access products in Europe in 1996 and 1995 was due in part to delays in the further deployment of SMDS networks due to technical problems within the networks and market confusion in Europe among Frame Relay, SMDS and ATM technologies, which began in late 1995.
   In 1996, narrowband sales in absolute dollars increased by 28% and increased as a percentage of net sales to 61% as compared to 56% in 1995. Broadband sales increased in absolute dollars by 5% and decreased as a percentage of net sales to 39% in 1996 as compared to 44% in 1995. In 1996, narrowband sales increased primarily as a result of increased sales to ISPs and Frame Relay networks. Narrowband sales increased as a percentage of net sales primarily as a result of lower broadband sales of SMDS products in Europe. Broadband sales in absolute dollars increased in 1996 primarily as a result of higher sales to certain domestic carriers and ISPs which were offset in part by lower SMDS sales in Europe. Broadband sales as a percentage of net sales decreased from 1995 to 1996 primarily as a result of lower SMDS sales in Europe, which were slightly offset by higher broadband sales to certain domestic carrier customers and ISPs. In 1995, narrowband sales increased by 54% and increased as a percentage of net sales to 56% as compared to 46% in 1994. In 1995, broadband sales increased by 3% and decreased as a percentage of net sales to 44% as compared to 54% in 1994. Narrowband sales increased primarily as a result of higher unit sales of the Company's Encore product line. The broadband sales increased primarily as a result of higher unit sales of inverse multiplexer product, offset by a decrease in unit sales of SMDS access products in Europe.
   International sales (including sales in Canada) represented approximately 17%, 28% and 31% of sales in 1996, 1995 and 1994, respectively. The decrease in international sales as a percentage of net sales from year to year are primarily related to the decline in the sales of the Company's
SMDS products, as described above. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.
   In 1996, 1995 and 1994, net sales to MCI represented approximately 13%, 12% and 20%, respectively, of the Company's net sales. In addition, net sales to Siemens during 1995 and 1994 were 11% and 14%, respectively, and net sales to BBN Planet Corporation during 1996 were 13%, of the Company's net sales. The Company anticipates that sales to BBN Planet Corporation will decrease as a percentage of net sales in 1997 as a result of fluctuations in activities associated with the build out of its Internet infrastructure. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders could cause material fluctuations in the Company's business and operating results.
   During 1996, net sales through direct sales, value added resellers
(VARs), and OEMs were 58%, 33%, and 9%, respectively, compared to 45%, 37%, and 18% in 1995. These increases in the percentage of direct sales were primarily a result of selling directly to BBN Planet Corporation during 1996 compared to 1995 when sales to BBN Planet Corporation were made through a VAR. The decreases in the percentage of OEM sales were primarily a result of decreased sales of SMDS access products primarily sold in Europe.

  Gross Profit

   Gross profit increased 11% in 1996 to $30.6 million from $27.6 million for 1995. Gross margin decreased to 58.8% of net sales in 1996 as compared to 62.2% in 1995. This decrease in gross margin reflects the above referenced price reductions and a shift in the mix of products sold to include more narrowband products, which generally have lower gross margins than broadband products.
   Gross profit increased 18% to $27.6 million in 1995 from $23.3 million in 1994, while gross margin decreased to 62.2% from 66.1%. This decrease in gross margin in 1995 was primarily due to the above referenced price reductions, and to a lesser extent, a shift in the mix of products sold to include more narrowband products, which generally have lower gross margins than broadband products.
   Gross margins may vary significantly from quarter to quarter depending on many factors including competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. For example, periodically throughout 1995 and 1996, the Company reduced the prices on some of its access products to address competitive pricing pressures, which adversely affected the Company's gross margins during 1995 and 1996. The Company anticipates that this increased pricing pressure will continue during 1997. In addition, the mix of products sold may continue to change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins.

Research and Development

   The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses increased 13% to $10.1 million in 1996 from $8.9 million in 1995. This increase is primarily attributable to higher consulting fees related to the Company's W/ATM GateWay product, offset by a decrease in professional services, personnel related expenses and material costs for prototype products. As a percentage of net sales, R&D expenses were 19.4% in 1996 as compared to 20.1% in 1995. R&D expenses increased 22% to $8.9 million in 1995 from $7.3 million in 1994. As a percentage of net sales, R&D expenses decreased slightly to 20.1% in 1995 from 20.7% in 1994. The increase in R&D expenses in absolute dollars was due primarily to higher personnel-related expenses pertaining to the W/ATM GateWay, narrowband and broadband product developments. The Company anticipates that its R&D expenses will continue to increase in absolute dollars and as a percentage of sales may remain relatively flat subject to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results," below, the Company's ability to accelerate or defer operating expenses, achieve revenue levels during such period and hire new personnel.
   All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of
Computer Software to be Sold, Leased or Otherwise Marketed."

  Selling, General and Administrative

   The primary types of expenses included in selling, general and administrative ("SG&A") expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses increased
16% for 1996 to $16.2 million from $14.0 million for 1995.
   As a percentage of net sales, SG&A expenses decreased slightly to 31.0% for 1996 as compared to 31.5% for the prior year. The increase in SG&A expenses in absolute dollars was primarily a result of higher personnel related expenses, primarily within the sales and marketing organization, and higher evaluation product and promotional expenses. The decrease as a percentage of net sales was primarily the result of operating efficiencies from higher net sales during 1996. SG&A expenses increased 33% to $14.0 million in 1995 from $10.5 million in 1994. As a percentage of net sales, SG&A expenses increased to 31.5% in 1995 from 29.9% in 1994. The increase in absolute dollars was was primarily the result of of higher personnel related expenses, primarily within the sales and marketing organization during 1995.
   The Company has in the past hired more of its SG&A personnel and incurred increased expenses related to trade shows and other promotional activities during the first half of the year. Accordingly, SG&A expenses as a percentage of net sales are generally higher during the first half of the year. However, any decrease in such expenses as a percentage of net sales in the second half of the year are subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses and achieve revenue levels during such periods.

  Other Income

    Other income includes primarily interest income and purchase discounts. Other income increased 9% in 1996 to $2.5 million from $2.3 million for 1995. Other income increased 109% to $2.3 million in 1995 from $1.1 million in 1994. These increases were primarily as a result of higher interest income due to higher rates of return on marketable securities.

  Provision for Income Taxes

   The Company's effective tax rate increased to 31.4% in 1996 compared to 31.0% in 1995. This increase is due primarily to lower foreign sales which resulted in lower foreign sales corporation tax benefit. The Company's effective tax rate was 31.0% in 1995 compared to approximately 33.0% in 1994. This decrease was primarily due to an increase in R & D credit. The Company anticipates that its effective tax rate will remain at similar levels during 1997 as compared to 1996.

Quarterly Results of Operations

   The following table sets forth certain unaudited quarterly financial information for each of the Company's last eight quarters. The Company believes this information reflects all adjustments, consisting only of normal recurring adjustments, that the Company's management considers necessary for a fair representation of this information in accordance with generally accepted accounting principles. Quarterly results are not necessarily indicative of future results of operations.


(in thousands, except per share data)
                                          Quarter Ended
              Mar 31 Jun 30  Sep 30  Dec 31  Mar 31  Jun 30  Sep 30  Dec 31
               1995   1995    1995    1995    1996    1996    1996    1996

Net sales    $10,415 $11,409 $12,500 $10,021 $10,203 $12,026 $14,127 $15,722
Cost of sales  3,572   4,212   4,687   4,298   4,366   4,838   5,666   6,587
Gross Profit   6,843   7,197   7,813   5,723   5,837   7,188   8,461   9,135
Expenses:
 Research &    2,204   2,314   2,405   1,999   2,050   2,335   2,749   2,986
  development
 Selling,      3,436   3,413   3,550   3,559   3,584   4,145   4,206   4,215
  general &
  administrative
   Total       5,640   5,727   5,955   5,558   5,634   6,480   6,955   7,201
    expenses
   Operating   1,203   1,470   1,858     165     203     708   1,506   1,934
    income
Other income     598     534     573     575     633     574     625     663
   Income      1,801   2,004   2,431     740     836   1,282   2,131   2,597
     before
     provision for
     income taxes
Provision for    558     621     753     230     280     430     650     789
  income taxes
  Net income  $1,243  $1,383  $1,678  $  510  $  556  $  852  $1,481  $1,808
Net income    $ 0.13  $ 0.15  $ 0.18  $ 0.05  $ 0.06  $ 0.09  $ 0.16  $ 0.19
  per share
Shares used in 9,445   9,482   9,483   9,456   9,352   9,449   9,451   9,659
 computing per
 share amounts

   A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1995, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, as well as other factors discussed under "Net Sales," above. In addition, the Company's business may be affected by rapidly evolving industry standards and requirements as occurred in the fourth quarter and first half of 1996 as discussed under "Net Sales" above.
   A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. For example, periodically throughout 1995 and 1996, the Company reduced the prices on some of its access products to address competitive pricing pressures, which adversely affected the Company's gross margins during 1995 and 1996. The Company anticipates that this increased pricing pressure will continue during 1997. In addition, the mix of products sold may continue to change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins. Other factors that may cause fluctuations in the Company's operating results include the gain or loss of significant customers, seasonal capital spending patterns of large domestic customers, changes in sales volumes through the Company's distribution channels, the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based, in part, on its expectations of future revenue. The Company typically operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner, which would adversely affect operating results.

   In March 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share" (SFAS 128), and Statement No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). These Statements will be effective for the Company's fiscal year 1997. SFAS 128 requires a revised presentation and calculation of earnings per share (EPS) and that prior periods be restated to conform to that revised presentation and calculation. SFAS 129 requires disclosure about the entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. Early adoption of these Statements is not permitted and the adoption of SFAS 129 will not have a material effect on the Company's financial position and results of operations. The impact of the adoption of SFAS 128 on the financial statements of the Company has not yet been determined.

Liquidity and Capital Resources

  With the exception of $1.0 million that the Company received from the sale of Preferred Stock in 1987, through 1993 the Company financed its operations and capital equipment requirements primarily from cash flows from operations. In early 1994, the Company sold approximately 1,937,500 shares of common stock at a price per share of $14.00 in its initial public offering. The Company has added the net proceeds of that offering to working capital, where such proceeds are available to support general corporate purposes.

   The Company's working capital increased to $28.5 million at December 31, 1996 from $27.5 million at December 31, 1995 and $23.4 million at December 31, 1994. The Company's cash, cash equivalents and long and short term marketable securities increased to $44.0 million at December 31, 1996 from $37.6 million at December 31, 1995 and $31.7 million at December 31, 1994. Net cash provided by operating activities was $6.4 million, $4.6 million and $4.6 million in 1996, 1995 and 1994, respectively. In 1996, such net cash provided was primarily a result of net income, a decrease in accounts receiveable and an increase in accrued payroll and other accrued expenses, offset to some extent by increased inventories. To date, the Company has not experienced any material inventory obsolescence as a result of new product development, but there can be no assurance that future product
development efforts will not render Company products obsolete.   Leasehold
improvements and capital equipment additions were $1.3 million in 1996, $1.4 million in 1995, and $2.2 million in 1994. Net cash provided by financing activities consisted of $812,000, $852,000 and $24.9 million, in 1996, 1995 and 1994, respectively. In 1996 and in 1995, such cash was the result of proceeds from employee stock option exercises and stock purchases, while in 1994, it was primarily a result of the Company's initial public offering.

   In October 1996, the Company's Board of Directors announced the authorization for the Company to repurchase up to 500,000 shares of common stock for cash from time-to-time at market prices and as market and business conditions warrant, in open market, negotiated, or block transactions, at which time the stock will be retired. No time limit was set for completion of the program.
   The Company believes that existing cash and cash flows from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the factors set forth above in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations," there are a number of other factors that may affect the Company's future operating results.

Operating Results May Fluctuate; Absence of Siginificant Backlog

The Company believes that the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers could in the future affect operating results. Other factors that may cause fluctuations in the Company's operating results includes, but not limited to, seasonal capital spending patterns of large domestic customers, changes in the product mix sold toward narrowband products that yield lower gross margins, completion of the build out of carrier and ISP infrastructures, the timing of new product introductions by the Company and its competitors, changes in sales volumes through the Company's distribution channels, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which would adversely affect operating results.

Market for the Company's Products in Highly Competitive

The market for the Company's products is highly competitive. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from internetworking suppliers such as routers, and telephone equipment, such as switches, who included direct WAN interfaces their products that could reduce demand for the Company's products which would have a material adverse affect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this increased pricing pressure will continue during 1997.

Company Must Respond to Technological Change

The Company's future prospects will depend in part on its ability to enhance the functionality of its existing WAN access products and W/ATM GateWay products in a timely manner and to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in the WAN access market. Any failure by the Company to anticipate or to respond adequately to competitive solutions, technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse affect on the Company's business and operating results. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors. New products could also render certain of the Company's existing products obsolete. Either of these events could materially adversely affect the Company's business and operating results.

Risks of Company's Involvement With Products for Emerging Markets

The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments, including the Company's W/ATM GateWay product. The Company has experienced delays in the development of the W/ATM GateWay products, in part related to technical problems which required some software to be redesigned. This product was shipped to a customer for evaluation in February 1997. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties which could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. If this product becomes available, there can be no assurance that products currently available or under development by competitors would not directly compete with the W/ATM GateWay product, that the W/ATM GateWay will meet the needs of the emerging ATM market or that markets for the W/ATM GateWay will continue to develop, any of which would have a material adverse effect on the Company's business and operating results.

Company Depends on Key Personnel

The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's senior management have only recently joined the Company. For example, in September 1996, Alan Fraser joined the Company as President and Chief Executive Officer, replacing Vinita Gupta, who remains as Chairperson of the Board of Directors, and in February 1997, Steve Tabaska joined the Company as Chief Technical Officer and Vice President, Engineering. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold important management positions or will be able to successfully integrate any new management personnel.

Legal Proceedings

As discussed under "Legal Proceedings" in Part I hereof, in April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals in the State Court action was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. On December 5, 1996, the Superior Court for the State of California, County of Santa Clara dismissed portions of plaintiff's state court complaint with leave to amend. Plaintiff has amended his complaint, and the Company has again moved to dismiss the amended complaint. The hearing on this motion is scheduled for April 29, 1997. The Company has also moved to dismiss the federal complaint. The hearing on that motion is scheduled for April 18, 1997. The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations.

Risk of Third Party Claims of Infringement

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has expressed its belief on several occasions that certain of the Company's products, including its CSU/DSUs, may infringe upon patents held by it and has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. The Company does not believe that there is merit to Larscom's claim.
Management after review and consultation with counsel, believes that the ultimate resolution of these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company has accrued certain amounts for these matters in prior years, it is currently unable to estimate the possible loss or range of loss regarding these matters. Therefore, the ultimate resolution of these matters could result in payments in excess of the amounts accrued in the accompanying financial statements and require royalty payments in the future which could adversly impact gross margins. There can be no assurance that other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

Possible Adverse Effect of Future Market Price

The risks outlined herein are difficult for the Company to forecast, and these or other factors can materially affect the Company's operating results and stock price for one quarter or a series of quarters. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many high technology companies, for reasons frequently unrelated to the operating performance of the specific companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's common stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The financial statements required by this item are set forth below.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
Report of Independent Accountants................................. 23

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1996 and 1995 ... 24

  Consolidated Statements of Income for each of the
  three years in the period ended December 31, 1996............... 25

  Consolidated Statements of Shareholders' Equity
  for each of the three years in the period ended
  December 31, 1996 .............................................. 26

  Consolidated Statements of Cash Flows for each of
  the three years in the period ended December 31, 1996 .......... 27

  Notes to Consolidated Financial Statements ......................28



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Digital Link Corporation and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Digital Link Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Link Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                   COOPERS & LYBRAND L.L.P.

San Jose, California
January 21, 1997


                   DIGITAL LINK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data)

                              ASSETS


                                                December 31,
                                           1996              1995
Current assets:
  Cash and cash equivalents               $2,043            $2,639
  Short-term marketable securities        19,585            16,726
  Accounts receivable, less allowance
    for doubtful accounts of
    $465 in 1996 and $895 in 1995          6,490             7,690
  Inventories, net                         5,920             4,603
  Prepaid and other current assets         1,131               986
  Deferred income taxes                    2,285             1,821
     Total current assets                 37,454            34,465

Property and equipment, at cost, net       2,147             1,608
Long-term marketable securities           22,420            18,244
Other assets                                 712               438
       Total assets                      $62,733           $54,755


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $ 1,947           $ 1,371
  Accrued payroll expense                  1,648             1,433
  Other accrued expenses                   3,795             2,751
  Income taxes payable                     1,541             1,427
     Total current liabilities             8,931             6,982
Commitments and contingency (Note 3)
Shareholders' equity:
  Preferred stock, no par value:
     Authorized: 5,000,000 shares;
     Issued and outstanding: 0 shares
     in 1996 and 1995
  Common stock, no par value:
     Authorized:  25,000,000 shares;
         Issued and outstanding:
         9,218,150 shares in 1996
         and 9,000,500 shares in 1995     30,913           29,283
  Unrealized gain on marketable securities   257              555
  Retained earnings                       22,632           17,935
     Total shareholders' equity           53,802           47,773

     Total liabilities and
          shareholders' equity           $62,733          $54,755

The accompanying notes are an integral part of these consolidated financial statements.




                DIGITAL LINK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)


                                           Year Ended December 31,
                                         1996        1995      1994

Net sales                              $52,078     $44,344    $35,222
Cost of sales                           21,457      16,769     11,927
     Gross profit                       30,621      27,575     23,295
Expenses:
Research and development                10,120       8,922      7,300
  Selling, general and
         administrative                 16,150      13,958     10,514
  Total expenses                        26,270      22,880     17,814
  Operating income                       4,351       4,695      5,481
Other income                             2,495       2,281      1,098
      Income before provision
          for income taxes               6,846       6,976      6,579
Provision for income taxes               2,149       2,162      2,171
     Net income                        $ 4,697     $ 4,814    $ 4,408
Net income per share                   $  0.50     $  0.51    $  0.48
Shares used in computing
     per share amounts                   9,478       9,467      9,113


The accompanying notes are an integral part of these consolidated financial statements.


                     DIGITAL LINK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY
                                   (in thousands)

                                                    Unrealized
                                                  Gain (Loss) On
                  Preferred Stock   Common Stock   Marketable  Retained
                  Shares  Amount   Shares Amount   Securities  Earnings Total


Balances,
 December 31, 1993   850  $ 974     5,125  $ 218       ---     $8,713  $9,905
  Issuance of
   common stock in
   connection with:
    Initial public
     offering, net of
     issuance costs
     of$700          ---    ---     1,938 24,527       ---       ---   24,527
     Stock option
      plan           ---    ---       283    248       ---       ---      248
     Stock purchase
      plan           ---    ---         7     87       ---       ---       87
  Conversion of
   preferred stock
   to common stock in
   connection with
   initial public
   offering         (850)  (974)    1,275    974       ---       ---     ---
  Tax benefit related
   to disqualifying
   dispositions from
   exercise of
   stock options     ---     ---      ---   1,108      ---       ---    1,108
  Unrealized loss on
   marketable
   securities        ---     ---      ---   ----     $  (72)     ---      (72)
   Net income        ---     ---      ---   ----       ----     4,408   4,408
Balances,
 December 31, 1994   ---     ---    8,628  27,162       (72)   13,121  40,211
  Issuance of common
   stock in connection
   with:
   Stock option plan ---     ---      356     600       ---      ---      600
   Stock purchase
    plan             ---     ---       16     252       ---      ---      252
  Tax benefit
   related to
   disqualifying
   dispositions
   from exercise
   of stock options  ---     ---      ---   1,269       ---      ---    1,269
  Unrealized gain on
   marketable
   securities        ---     ---      ---    ---         627      ---     627
   Net income        ---     ---      ---    ---        ---     4,814   4,814
Balances,
 December 31, 1995   ---     ---    9,000  29,283        555   17,935  47,773
  Issuance of common
   stock in
   connection with:
   Stock option plan ---     ---      199     546        ---      ---     546
   Stock purchase
   plan              ---     ---       19     266        ---      ---     266
  Tax benefit related
   to disqualifying
   dispositions from
   exercise of stock
   options           ---      ---      ---    818         ---     ---    818
  Unrealized loss
   on marketable
   securities        ---      ---       ---   ---        (298)    ---   (298)
  Net income         ---      ---       ---   ---         ---    4,697 4,697
Balances,
 December 31, 1996   ---    $ ---     9,218 $30,913      $257 $22,632 $53,802

The accompanying notes are an integral part of these consolidated financial statements.

                DIGITAL LINK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                               Year Ended December 31,
                                            1996         1995       1994
Cash flows from operating activities:
  Net income                              $ 4,697      $ 4,814    $ 4,408
  Adjustments to reconcile net income
  to net cash flows provided by operating
  activities:
   Depreciation and amortization              752        1,720      1,172
   Provision (reduction in allowance) for
   doubtful accounts                         (383)         434        250
   Provision (reduction in allowance) for
   excess and obsolete inventories            457         (160)       564
   Deferred income taxes                     (482)        (213)      (792)
   Changes in assets and liabilities:
     Accounts receivable                    1,583         (405)    (3,417)
     Inventories                           (1,775)      (1,819)        34
     Prepaid and other current assets        (402)        (148)      (545)
     Accounts payable                         783         (656)       392
     Accrued payroll and other
        accrued expenses                    1,053         (407)     3,245
     Income taxes payable                     114        1,427       (693)
        Net cash flows provided by
          operating activities              6,398        4,587      4,618

Cash flows from investing activities:
 Purchases of marketable securities       (34,915)     (32,008)   (31,621)
 Maturities of marketable securities       24,391       13,168      7,685
 Sales of marketable securities             4,008       12,816          -
 Acquisition of property and equipment     (1,290)      (1,414)    (2,225)
      Net cash flows used in investing
             activities                    (7,806)      (7,438)   (26,161)

Cash flows from financing activities:
  Proceeds from initial public offering      ----         ---      24,527
  Proceeds from exercise of stock options
    and employee stock purchases              812          852        335
        Net cash flows provided by
            financing activities              812          852     24,862
            Net increase (decrease)
               in cash and cash
               equivalents                   (596)      (1,999)     3,319

Cash and cash equivalents at beginning
  of year                                   2,639        4,638      1,319

Cash and cash equivalents at end of year  $ 2,043      $ 2,639    $ 4,638

Supplemental disclosure of cash flow information:
 Cash paid during the year for
   income taxes                           $ 1,727      $   662    $ 2,714
 Cash received during the year
   for income taxes                       $    27      $ 1,137     ------

Supplemental schedule of noncash investing
  and financing activities:
  Conversion of Series A preferred stock
   to common stock                            ---         ---     $   974
  Unrealized gain (loss) on securities
   carried at market                      $  (298)     $   627    $   (72)
 Tax benefit related to disqualifying
   dispositions from exercise of
   stock options                          $   818      $ 1,269    $ 1,108


The accompanying notes are an integral part of these consolidated financial statements.


                     DIGITAL LINK CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Business and Summary of Significant Accounting Policies:

  Basis of Consolidation:

   The consolidated financial statements include the accounts of Digital Link Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

  Cash, Cash Equivalents and Marketable Securities:

   The Company considers all highly liquid investments with maturities of three months or less at the time of purchase and money market funds to be cash equivalents. The Company has deposited its cash and money market funds at one major bank and two investment firms. Cash equivalents are stated at cost plus accrued interest, which approximates market.
   All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported as a separate component in shareholders' equity. Realized gains and losses on the sale of marketable securities are computed on the specific identification basis. Available for sale marketable securities with maturities less than one year from the balance sheet date are classified as current and those with maturities greater than one year from the balance sheet date are classified as long-term.

  Revenue Recognition:

   Product revenues are recognized upon shipment of the product if remaining obligations are insignificant and collections of the resulting receivable is probable. The Company records estimated product returns and accrues for future warranty costs, anticipated retroactive price adjustments and insignificant vendor obligations at the time of product shipment. Warranty costs to date generally have not been significant. Maintenance and support revenues, which are not significant, are recognized over the terms of the related agreements.

  Inventories:

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

  Property and Equipment:
   Effective January 1, 1996, the Company adopted the straight line method of depreciation for all property and equipment placed in service after
that date.   Property and equipment placed in service prior to January 1,
1996 continues to be depreciated using the double-declining balance method. The estimated useful lives under either method range from 3 to 5 years. Management believes that the change from the double declining balance method to the straight-line method provides a better matching of costs and revenues over the lives of its property and equipment and conforms to predominant industry practice. Use of the straight-line method of depreciation on assets placed in service in 1996 versus the double-declining balance method resulted in no material difference on the pre-tax income or net income in the twelve months ended December 31, 1996. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

  Fair Value:

   The fair value of cash equivalents and marketable securities is disclosed in relevant notes to the financial statements. For all other financial instruments, the carrying amount approximates fair value.

  Concentration of Credit Risk:

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments in marketable securities and accounts receivable.
   The Company currently places its investments with three high credit qualified financial institutions. With respect to accounts receivable, the Company's customer base is dispersed across many different geographic areas. While its customers are dispersed across many industries, a substantial portion of its sales are from ISPs and domestic carriers.
The Company performs ongoing credit evaluations of its customers, generally does not require collateral and maintains an allowance for potential credit losses. At December 31, 1996 and 1995, two customers accounted for 19% and 23% of accounts receivable, respectively.

  Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

  Computation of Net Income per Share:

    Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (using the Treasury stock method for all periods presented) and the Series A preferred stock as if converted for all periods prior to the effectiveness of the Company's initial public offering (see Note 4).

  Advertising Costs:

  Costs related to advertising and promotion of products is charged to advertising expense as incurred. Advertising expense was $1,408,000, $931,000, and $813,000 for 1996, 1995, and 1994, respectively.

  Research and Development Costs:

   Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers provided that research and development activities for the related hardware portion of the product have been completed. Generally, the Company's products include hardware and software
components that are developed  concurrently.   As  a result, the Company
has not capitalized any software development costs since such costs have not been significant.

  Foreign Currency Translation:

   The Company's foreign subsidiaries use the United States dollar as their functional currency. Resulting foreign transition gains and losses, which have been insignificant, are included in the results of operations.

  Accounting for Income Taxes:

   The Company's provision for income taxes comprises its estimated tax liability currently payable and the change in its deferred income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Stock-Based Compensation:

   During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company has chosen to continue to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has provided pro forma disclosure in
Note 4 to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted.

  Recent Pronouncements:

   In March 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share" (SFAS 128), and Statement No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). These Statements will be effective for the Company's fiscal year 1997. SFAS 128 requires a revised presentation and calculation of earnings per share (EPS) and that prior periods be restated to conform to that revised presentation and calculation. SFAS 129 requires disclosure about the entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. Early adoption of these Statements is not permitted and the adoption of SFAS 129 will not have a material effect on the Company's financial position and results of operations. The impact of the adoption of SFAS 128 on the financial statements of the Company has not yet been determined.

  2.  Balance Sheet Detail:

  Marketable Securities:
                                               December 31,
                                         1996              1995
                                              (in thousands)

                                            Market                  Market
                                 Cost       Value          Cost      Value
Debt securities:
  U.S. government corporations
     and agencies               $21,829     $22,050       $25,034   $25,579
  U.S. treasury bills             2,007       2,007         4,333     4,341
  State and municipal
     securities                  15,361      15,387         2,723     2,725
  Other                           2,551       2,561         2,325     2,325
                                $41,748     $42,005       $34,415   $34,970

    Gross unrealized gains and unrealized losses for marketable securities were $288,000 and $31,000, respectively, at December 31, 1996 and $564,000 and $9,000, respectively, at December 31, 1995.
     At December 31, 1996, scheduled maturities of marketable securities within one year are $19,585,000 (cost $19,446,000) and for one year to five years are $22,420,000 (cost $22,302,000).

  Inventories, net:
                                                 December 31,
                                              1996          1995
                                                 (in thousands)

Raw materials                                $2,255        $1,838
Work in progress                              2,301         1,965
Finished goods                                1,364           800
                                             $5,920        $4,603

   The Company's products are concentrated in a single segment in the telecommunications industry which is highly competitive and rapidly changing. Significant technological changes in the industry segment could affect operating results adversely. The Company's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to market values, such estimates could change in the future.

  Property and Equipment, Net:
                                                   December 31,
                                                1996          1995
                                                  (in thousands)

Manufacturing and development equipment        $ 6,442       $ 5,650
Furniture and fixtures                           1,043           544
Leasehold improvements                             201           201
                                                 7,686         6,395
Less accumulated depreciation and amortization  (5,539)       (4,787)
                                                $2,147       $ 1,608

Other Accrued Expenses:
                                                    December 31,
                                                 1996          1995
                                                   (in thousands)

Product warranty                                $  795       $   601
Deferred product revenue                            99            11
Other                                            2,901         2,139
                                                $3,795        $2,751


3.  Commitments and Contingency:

    Commitments:
    The Company leases its headquarters facility under an operating lease. Under the terms of the lease agreement, the Company is responsible for insurance, maintenance and property taxes and has an option to extend the lease for one additional one year period. During the extension period, all terms and conditions under the agreement would remain the same, except that the monthly rental payments would be the greater of 95% of the fair market value for similar properties or the preceding period rental rate.

  Future minimum lease payments under the lease are as follows at December 31, 1996:

            1997                                 $ 568,000
            1998                                    60,000
         Total minimum lease payments            $ 628,000


  Rent expense was $549,000, $510,000, and $495,000 for 1996, 1995 and
1994, respectively.

  Contingency:

  Certain third parties have expressed their belief that certain of the Company's products may infringe patents held by them and have suggested that the Company acquire licenses to such patents. The Company believes that licenses, to the extent required, will be available; however, no assurance can be given that the terms of any offered licenses would be favorable to the Company. Management, after review and consultation with counsel, believes that the ultimate resolution of these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company has accrued certain amounts for these matters in prior years, it is currently unable to estimate the possible loss or range of loss regarding these matters. Therefore, the ultimate resolution of these matters could result in payments in excess of the amounts accrued in the accompanying financial statements and require royalty payments in the future which could adversly impact gross margins.

  In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California
Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals in the State Court action was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. On December 5, 1996, the Superior Court for the State of California, County of Santa Clara dismissed portions of plaintiff's state court complaint with leave to amend. Plaintiff has amended his complaint, and the Company has again moved to dismiss the amended complaint. The hearing on this motion is scheduled for April 29, 1997. The Company has also moved to dismiss the federal complaint. The hearing on that motion is scheduled for April 18, 1997. The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. Accordingly, no provision for any liability that may result upon adjudication has been made on the accompanying financial statements.

4.  Shareholders' Equity:
    Initial Public Offering:

    On January 31, 1994, the Company made an initial public offering of 2,550,000 shares of common stock at a price of $14.00 per share. Of these shares, 1,900,000 were sold by the Company and 650,000 were sold by existing shareholders. On February 7, 1994, the Company's underwriters exercised an option to purchase an additional 382,500 shares to cover overallotments, of which 37,500 shares were sold by the Company and 345,000 were sold by existing shareholders. The net proceeds realized by the Company from this offering were approximately $24.5 million after deducting underwriting discounts and commissions and expenses payable by the Company related to the offering.
  In connection with the closing of the offering, all of the Company's Series A preferred stock outstanding at December 31, 1993 converted into an aggregate of 1,275,000 shares of common stock.

  Stock Options Plan:

  The Company has a 1992 Equity Incentive Plan ("Plan"), which succeeds the Company's prior plan. All outstanding stock options issued under the prior plan will continue to be governed by the terms and conditions of that plan, but no additional stock options will be granted under that prior plan. During 1995, an additional 500,000 shares were authorized for grant or sale to employees, officers, directors and consultants of the Company under the Plan. The Plan expires ten years after its adoption.

  Options granted under the Plan may be either incentive stock options or nonqualified stock options, as designated by the Board of Directors. The Plan provides that the exercise price of options granted must be no less than the fair market value of the Company's common stock at the date of grant. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. Generally, options granted under the Plan through October 31, 1995 become exercisable annually as to 20% and options granted on or after October 31, 1995 become exercisable as to 25% of the shares one year after the first vesting date and thereafter with respect to an additional 2.084% at the end of each succeeding month.

  The Plan also provides for the award of common stock based on performance and the sale of restricted stock to eligible persons at the fair market value of the common stock of the Company at the date of sale or at discounts of up to 15%, as determined by the Board of Directors. All restricted stock awards under this Plan are subject to a repurchase option that expires over a five year period at the original issuance price. As of December 31, 1996, no restricted stock awards have been issued under the Plan.

Directors Stock Options Plan:

     In October 1994, the Company adopted the 1994 Directors Stock Option Plan (the "Directors Plan"). The Company has reserved 200,000 shares of Common Stock for issuance to directors of the Company who are not employees of the Company. The Directors Plan expires ten years after its adoption.

   Options granted under the Directors Plan are nonqualified stock options. The Directors Plan provides that the exercise price of options granted shall be the fair market value of the Company's common stock at the date of grant. Options granted under the Directors Plan become exercisable ratably over four years. The maximum term of these options granted is ten years from the date of grant.

   Activity under the Plan and the Directors Plan during 1996, 1995 and 1994 is as follows:
                                 (in thousands, except per share amounts)
                                              Oustanding Options

                                                                    Weighted
                            Shares     Number   Price               Average
                            available  of       per       Aggregate  Exercise
                            for grant  Shares   Share     Price      Price

Balances, December 31, 1993  1,340     1,352  $0.27-$8.50  $ 2,057    $ 1.52
  Options granted             (483)      483  $9.25-$21.75   6,036    $12.50
  Options exercised             --      (283) $0.27-$4.67     (248)    $ 0.88
  Options cancelled            117      (117) $0.60-$14.00     (516)   $ 4.41
Balances, December 31, 1994    974     1,435  $0.33-$21.75    7,329    $ 5.11
  Additional shares reserved   500        --       --          --       --
  Options granted             (561)       561 $15.25-$28.25  10,882    $19.40
  Options exercised             --       (356)$0.33-$15.12     (600)   $ 1.69
  Options cancelled            178       (178)$0.67-$28.25   (1,798)   $10.10
Balances, December 31, 1995  1,091      1,462 $0.60-$28.25   15,813    $10.82
  Options granted             (984)       984 $10.125-$23.25 15,302    $15.55
  Options exercised            --        (199)$0.60-$21.75     (546)   $ 2.74
  Options cancelled            425       (425)$0.83-$28.25   (6,079)   $14.30
Balances, December 31, 1996    532      1,822 $0.83-$28.25   24,490    $13.44

The weighted-average fair value of those options granted in 1996 and 1995 was $8.47, and $10.76, respectively. Options to purchase 350,000 shares, 267,000 shares and 338,000 shares were exercisable with a weighted-average exercise price of $8.88, $4.68, and $1.21 at December 31, 1996, 1995 and 1994, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 1996:

                                  (number of options in thousands)
                Options Outstanding                    Options Exercisable
                            Weighted
Range      Number           Average       Weighted   Number          Weighted
of         Outstanding at   remaining     Average    Exercisable     Average
Exercise   December 31,     Contractual   Exercise   at December 31, Exercise
Price      1996             Life (years)  Price      1996            Price

$0.83-$1.33     132            3.73        $ 1.13      96            $ 1.09
$1.67-$3.33     155            6.63        $ 2.10      66            $ 2.22
$4.67-$8.50      20            6.88        $ 5.19       3            $ 6.80
$9.00-$13.25    258            8.39        $10.14      53            $10.00
$14.00-$21.25 1,048            9.38        $15.69      99            $15.30
$21.75-$28.25   209            8.93        $23.29      33            $23.86
$0.83-$28.25  1,822            8.52        $13.44     350            $ 8.88


Employee Stock Purchase Plan:
  In December 1993, the Company established the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of Common Stock have been reserved for issuance. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 6% of his or her base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day or last day of each six month offering period under the Purchase Plan. The Company sold 19,000 shares, 16,000 shares, and 7,000 shares to employees in 1996, 1995, and 1994 respectively. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $5.66 and $7.72, respectively.

  Pro Forma Stock-Based Compensation:
  The Company accounts for the fair value of its grants under the Plan, the Directors Plan and the Purchase Plan, in accordance with APB 25. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

(Amounts in thousands, except per share data)        1996          1995

  Net income
        As reported ...........................     $4,697         $4,814
        Pro forma..............................     $3,771         $4,462
  Net income per share
        As reported............................     $ 0.50         $ 0.51
        Pro forma..............................     $ 0.43         $ 0.48

The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan and the Directors Plan in 1996 and 1995:

                                                   1996        1995
Dividend yield                                     0.00%       0.00%
Expected Life of option                            4.50 years  4.50 years
Risk-free interest rate                            6.05%       6.05%
Expected Volitility                               60.00%      60.00%

The Company has also estimated the fair value for the purchase rights issued under the Purchase Plan using the Black Scholes option pricing model with the following assumptions for grants in 1996 and 1995:

                                                    1996        1995
Dividend yield                                      0.00%       0.00%
Expected Life of option                             0.50 years  0.50 years
Risk-free interest rate                             5.34%       5.07%
Expected Volitility                                60.00%      60.00%

  The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

5.  Segments, Significant Customers, Suppliers and Foreign Revenues:

  The Company operates in a single industry segment encompassing the design, development, manufacture, marketing and support of highspeed digital access products for wide area networks worldwide. The
Company markets and sells its products primarily in North America, Europe, South America and Asia, through a direct sales force, value added resellers
(VARs) and original equipment manufacturers (OEMs). In addition to twelve sales offices in the United S tates, the Company opened its first international offices in the United Kingdom and Germany during 1993 and in Hong Kong during 1996.
  Sales of the Company's products to end users, VARs and OEMs comprised 58%, 33% and 9% of net sales, respectively in 1996 and 45%, 37% and 18% of net sales, respectively in 1995.
  In 1996, sales to two customers accounted for 13% and 13% of net sales.
In 1995, sales to two customers accounted for 12% and 11% of net sales.
In 1994, sales to two customers accounted for 20% and 14% of net sales.
The loss of any one or more of the Company's major customers could materially adversely affect the Company's business and operating results.
   The Company's product designs are proprietary but generally incorporate industry standard hardware components. However, certain semiconductor devices and components and subassemblies are presently available only from single sources, and certain other components are presently available or acquired only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of these components, as well as subassemblies from third party contractors, in a timely manner from existing sources or, when necessary, from alternative sources. The inability to obtain sufficient sole or limited source components or subassemblies as required in the future, or to develop alternative sources or redesign its products if and as required in the future, could result in delays or reductions in product shipments that could materially adversely affect the Company's business and operating results or damage customer relationships.
  Outside of Europe, no geographic segment had sales in excess of 10% of total sales. International sales in 1996, 1995, and 1994 were as follows;

                                     1996           1995            1994

Europe                           $ 4,142,000      $ 7,524,000    $7,534,000
Other                              4,524,000        4,730,000     3,377,000

Total International Sales        $ 8,666,000      $12,254,000   $10,911,000

6.   Employee Benefit Plan:

  The Company has a 401(k) profit sharing plan for its full time employees who have attained the age of 21 and completed six months of service.
Eligible employees may make voluntary contributions to the Plan up to 18% of their annual compensation. The Company makes a matching contribution equal to 33% of each employee's contributions. In applying this matching contribution, however, only contributions up to 6% of the employee's compensation will be considered. For 1996, 1995 and 1994, the Company contributed $191,000, $184,000, and $112,000 respectively.

7.   Income Taxes:

  The provision for income taxes comprises:

                                      1996        1995        1994
                                              (in thousands)
Current:
  Federal                             $2,376     $1,987      $2,385
  State                                  135        388         578
                                       2,511      2,375       2,963
Deferred:
  Federal                               (295)      (172)       (674)
  State                                  (67)       (41)       (118)
                                        (362)      (213)       (792)
                                      $2,149     $2,162      $2,171

The difference between the actual tax provision and the amount obtained by applying the U.S. Federal statutory rate to income before provision for income taxes is as follows:

                                            1996         1995       1994

Tax provision at federal statutory rate     34.0%        34.0%      34.0%
State taxes, net of federal tax benefit      5.4          6.1        4.8
Nontaxable municipal interest               (2.1)        (1.1)      (3.3)
Foreign sales corporation                   (0.6)        (1.9)      (3.2)
Research and development tax credit         (6.3)        (7.7)      (4.2)
Other                                        1.0          1.6        4.9
                                            31.4%        31.0%      33.0%

The components of the deferred tax asset are as follows:

                                                      December 31,
                                                 1996              1995
                                                     (in thousands)
Deferred tax assets:
  Allowance for doubtful accounts receivable    $ 184            $ 359
  Allowance for excess and obsolete inventories   577              339
  Depreciation                                    418              474
  Accrual for warranty, royalties and other     1,524            1,049
     Total deferred tax assets                 $2,703           $2,221


The Company has not provided a valuation allowance on the deferred tax assets as those amounts can be realized through carryback to prior years when the Company paid income taxes or are expected to be realized from future operations based upon the Company's history of profitable operations.

Deferred tax assets included in the balance sheet are:

                                                       December 31,
                                                 1996              1995

Current                                         $2,285            $1,821
Noncurrent (included in other assets)              418               400
                                                $2,703            $2,221

8.  Subsequent Event:

   During February and March of 1997, the Company repurchased on the open market a total of 117,000 shares of common stock at a price ranging from $15.00 to $17.88 a share. This stock has subsequently been retired.


                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item is incorporated by reference from the sections titled "Nominees" under "Proposal No. 1 - Election of Directors," "Executive Officers" and Section 16(a) "Beneficial Ownership Reporting Compliance" from the Definitive Proxy Statement to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of shareholders to be held on May 21, 1997 (the "Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this Item is incorporated by reference from the sections titled "Director Compensation" under "Proposal No. 1 - Election of Directors" and "Executive Compensation" from the Definitive Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" from the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item is incorporated by reference from "Certain Transactions" from the Definitive Proxy Statement.


                             PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following financial statements and schedules are filed as part of this report:

                                                               Page


(a)1.  Financial Statements
       See index in Part II, Item 8                             22

(a)2. and (d) Financial Statement Schedules

      Report of Independent Accountants                         43
      Schedule II - Valuation and Qualifying Accounts           44

   All schedules not listed above are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


(a)3. and (c)  Exhibits
   3.01 Registrant's Amended and Restated Articles of Incorporation filed on February 7, 1994. (1)
   3.02 Registrant's Certificate of Correction of Amended and Restated Articles of Incorporation filed on April 7, 1994. (1)
   3.03 Registrant's Bylaws, as amended. (2)
   4.01 Form of Specimen Certificate for Registrant's Common Stock. (3)
   4.02 Registration Rights Agreement among Registrant, Vinita Gupta, Summit Ventures L.P., SV Eurofund C.V. and Summit Investors, L.P. dated December 23, 1987 and certain exhibits thereto. (3)
  10.01 Registrant's 1986 Stock Option Plan, as amended. (3)
  10.02 Form of Agreement for Registrant's 1986 Stock Option Plan. (1)
  10.03 Registrant's 1986 Stock Purchase Plan. (3)
  10.04 Form of Agreement for Registrant's 1986 Stock Purchase Plan, as amended. (1)
  10.05 Registrant's 1992 Equity Incentive Plan, as amended. (2)
  10.06 Form of Agreement for Registrant's 1992 Equity Incentive Plan, as amended. (1)
   10.07 Registrant's 1993 Employee Stock Purchase Plan. (3)
   10.08 Registrant's 1994 Directors Stock Option Plan.  (1)
   10.09 Form of Agreement for Registrant's 1994 Directors Stock Option
         Plan. (1)
   10.10 Form of Indemnity Agreement entered into with each of Registrant's directors. (3)
   10.11 Lease Agr eement between Registrant and John Hancock Mutual Life Insurance Company dated June 17, 1992. (3)
   10.12 Form of Patent License Agreement between Registrant and QPSX Communications Ltd. dated December 1993. (3)
  10.13*Software License Agreement between Registrant and Epilogue Technology
        Corporation dated January 20, 1992. (3)
  10.14 Stockholder Agreement among Registrant, Vinita Gupta, Narendra Gupta, Summit Ventures, L.P., SV Eurofund C.V. and Summit Investors, L.P. dated December 23, 1987. (3)
  10.15 Separation Agreement between Registrant and Benjamin W. Berry dated November 11, 1994.(1)
  10.16 Original Equipment Manufacturer Agreement between Registrant and Siemens Aktiengesellschaft dated April 7, 1995.(4)
  10.17 Separation Agreement between Registrant and Daniel L. Palmer dated October 20, 1995.(5)
  10.18 Employment Agreement between Registrant and Alan Fraser dated September 5, 1996.(6)
  10.19 Security Agreement between Registrant and Alan Fraser dated
        September 30, 1996.(6)
  10.20 Secured Promissory Note from Alan Fraser dated September 30, 1996. (6) +10.21 Separation Agreement between Registrant and James Checco dated
        November 19, 1996.
  11.01 Statement of Computation of Net Income Per Share.
  21.01 List of Subsidiaries. (3)
  23.01 Consent of Independent Accountants
  27.01 Financial Data Schedule

   * Confidential treatment has been obtained with respect to portions of this exhibit.
  (1) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1994 andincorporated herein by reference.
  (2) Filed as an exhibit to Registrant's Registration Statement on Form S8 (No. 33-95176) filed on July 31, 1995 and incorporated herein by reference.
  (3) Filed as an exhibit to Registrant's Form S-1 Registration Statement (File No. 33-72642), which was declared effective January 31, 1994, and incorporated herein by reference.
  (4) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
  (5) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
  (6) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
   + Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                                   SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DIGITAL LINK CORPORATION
March 28, 1997                 By:  /s/ Stanley E.  Kazmierczak
                                     Stanley E. Kazmierczak
                                     Chief Financial Officer

  Each person whose signature appears below constitutes and appoints
Alan I. Fraser and Stanley E. Kazmierczak, jointly and severally, his or her true and lawful attorneys-infact, each with the power of substitution, for him or her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                      Title                        Date

/s/ Vinita Gupta           Chairperson of the Board        March 28, 1997
Vinita Gupta


                           Chief Executive Officer
                                and President
/s/ Alan I. Fraser      (Principal Executive Officer)      March 28, 1997
Alan I. Fraser


                           Chief Financial Officer and
                           Vice President, Finance and
                                 Administration
/s/ Stanley E. Kazmierczak  (Principal Financial and       March 28, 1997
Stanley E. Kazmierczak          Accounting Officer)



/s/ Richard C. Alberding            Director               March 28, 1997
Richard C. Alberding


/s/ Gregory M. Avis                 Director               March 28, 1997
Gregory M. Avis


/s/ Narendra K. Gupta               Director               March 28, 1997
Narendra K. Gupta



                                    Director               March 28, 1997
Charles R. Moore




                        REPORT OF INDEPENDENT ACCOUNTANTS

   Our report on the consolidated financial statements of Digital Link Corporation and Subsidiaries is included on page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 40 of this Form 10K.
   In our opinion, the financial statement schedule referred to above, when and considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                   COOPERS & LYBRAND L.L.P.

San Jose, California
January 21, 1997




                                 SCHEDULE II
                          DIGITAL LINK CORPORATION

                     VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1994, 1995 and 1996
                             (Amounts in thousands)



                          Balance at    Charged to                  Balance
                          Beginning     Costs                       at Endf
                          of the        and          Deductions     of the
                          Period        Expenses  Description  Amt  Period


Description
Balances for the year
   ended December 31, 1994:
   Allowance for doubtful    $ 211       $ 250                       $ 461
    accounts receivable
   Allowance for excess
    and obsolete inventories   440         564                       1,004

Balances for the year
   ended December 31, 1995:
    Allowance  for doubtful    461         434                         895
     accounts receivable
    Allowance for excess     1,004         --         (a)      $160    844
     and obsolete inventories

Balances for the year
   ended December 31, 1996:
    Allowance for doubtful     895         --         (b)       383
     accounts receivable
                                                      (a)        47    465

    Allowance for excess       844         457        (a)       167  1,134
     and obsolete inventories


(a)  Write-Off's & adjustments

(b)  Credit to G&A expenses