Form 10-Q
period 1997-03-31
DIGITAL LINK CORP
filed 1997-05-15
CIK 810467

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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


The number of shares outstanding of the registrant's common stock at May 14, 1997 was 9,175,839.


                            DIGITAL LINK CORPORATION

                              INDEX TO FORM 10-Q



                                                  													Page
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

 	Consolidated Balance Sheets as of March 31, 1997
 	and 	December 31, 1996								                                 3

 	Consolidated Statements of Income for the three months
	 ended March 31, 1997 and March 31, 1996					                   4

 	Consolidated Statements of Cash Flows for the three months
	 ended March 31, 1997 and March 31, 1996					                   5

 	Notes to Consolidated Financial Statements					                6

ITEM 2 - Management's Discussion and Analysis of
	        Financial Condition and Results of Operations				       9

ITEM 3 - Quantitative and Qualitative Disclosures About
         Market Risks	                                          15

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings								                              16

ITEM 2 - Changes in Securities								                          16

ITEM 3 - Defaults Upon Senior Securities					                  	16

ITEM 4 - Submission of Matters to a Vote of Security Holders			 16

ITEM 5 - Other Information							                              	16

ITEM 6 - Exhibits and Reports on Form 8-K					                 	17


SIGNATURE(S)			 						                                         	18


                      PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
               DIGITAL LINK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except share amounts)


                                            	  March 31,	       Dec. 31,
	                                                1997             1996
	                                             (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	                      $	5,724	         $	2,043
Short-term marketable securities	               	22,510	         	19,585
Accounts receivable, less allowance
  for doubtful accounts		                         6,301		          6,490
	 of $527 at 3/31/97 and $465 at 12/31/96
Inventories, net	                                	5,978	          	5,920
Prepaids and other current assets	               	1,346	          	1,131
Deferred income taxes		                           2,285	          	2,285
	Total current assets	                          	44,144	         	37,454

Property and equipment at cost, net		             2,309	          	2,147
Long-term marketable securities		                16,069	         	22,420
Other assets		                                    1,013	            	712
	TOTAL ASSETS                                 	$	63,535	       $	 62,733

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	                               $	2,973	         $	1,947
Accrued payroll expense	                         	1,809	          	1,648
Other accrued expenses                          		3,527          		3,795
Income taxes payable	                            	2,016          		1,541
	Total current liabilities                     		10,325          		8,931

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
	Authorized:  5,000,000 shares;
	Issued and outstanding:  None
Common stock, no par value:
	Authorized:  25,000,000 shares;
	Issued and outstanding:  9,142,931 shares
 at 3/31/97	and 9,218,150 shares at 12/31/96	   	30,658          	30,913
Unrealized gain on marketable securities		          141            		257
Retained earnings	                              	22,411	         	22,632
	Total shareholders' equity		                    53,210         		53,802
	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	   $	63,535        	$	62,733




The accompanying notes are an integral part of these consolidated financial statements.




                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                 (Amounts in thousands, except per share amounts)


                                                  		Three Months Ended
		                                                       March 31,
                                                    	1997	          1996
REVENUES:
Net sales	                                         $16,038	        $10,203
Cost of sales		                                      6,816	         	4,366
	Gross profit	                                      	9,222         		5,837

EXPENSES:
Research and development	                           	3,032         		2,050
Selling, general and administrative		                4,916		         3,584
	Total operating expenses	                          	7,948         		5,634

	Operating income	                                  	1,274	           	203
Other income		                                         641	           	633
	Income before provision for income taxes		          1,915	           	836
Provision for income taxes		                           583	           	280
	NET INCOME	                                       $	1,332	          $	556

NET INCOME PER SHARE	                               $	0.14         	$	0.06

Shares used in computing per share amounts	         	9,577         		9,352













The accompanying notes are an integral part of these consolidated financial statements.




                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Amounts in thousands)

   	                                                   Three Months Ended
	                                                           March 31,
	                                                      1997	          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           	$	1,332	        $	556
Adjustments to reconcile net income to net cash flows
	provided by operating activities:
	Depreciation and amortization		                          323         		315
	Provision for doubtful accounts	                         	62	          	20
	Provision for excess and obsolete inventories	           	58		          41
	Changes in assets and liabilities:
		Accounts receivable	                                   	127		       1,195
		Inventories	                                          	(116)	         	69
		Prepaid and other assets	                             	(516)        		(28)
	Accounts payable	                                     	1,026         		252
		Accrued payroll and other accrued expenses	           	(107)       		(336)
		Income taxes payable                                  		475         		(95)
		Net cash flows provided by operating activities	     	2,664		       1,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                   		(1,030)	    	(13,753)
Maturities of marketable securities	                   	4,340	      	18,496
Acquisition of property and equipment	                  	(485)       		(426)
		Net cash flows provided by investing activities	     	2,825       		4,317

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options 	              	 	138         	 	55
Repurchase of common stock                           		(1,946)	          	0
		Net cash flows provided by (used in)
        financing activities	                         	(1,808)         		55
	Net increase in cash and cash equivalents		            3,681	       	6,361

Cash and cash equivalents at beginning of period      		2,043	       	2,639

Cash and cash equivalents at end of period	           $	5,724      	$	9,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	         $    43		     $  	379

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 ACTIVITIES:
Unrealized gain (loss) on securities carried
  at market	                                          $ 	(116)     	$  	277


The accompanying notes are an integral part of these consolidated financial statements.


                 DIGITAL LINK CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 1997.

The year-end balance sheet at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Operating results for the three months ended March 31, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.	COMPUTATION OF NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options using the treasury stock method for all periods presented.

3.	INVENTORIES

Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                 				             March 31, 1997	   	December 31, 1996
                                    (Unaudited)

	Raw materials	                      $	2,392	              $	2,255
	Work-in-process                     		1,933	               	2,301
	Finished goods	                      	1,653               		1,364
                                   		$	5,978              	$	5,920


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

In April 1996, a first amended class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages.
On May 8, 1997, the Superior Court dismissed portions of plaintiff's first amended state court complaint without leave to amend. The Superior Court also sustained the demurrer of certain individual defendants to the other portions of plaintiff's complaint, while it overruled a similar demurrer by the Company and the other individual defendants. The Court has granted plaintiff leave to file another amended complaint. The Company has also moved to dismiss the federal complaint. The Court heard oral argument on defendants' motion on April 18, 1997 and took the motion under submission. The Company believes that both actions are without merit and intends to defend both actions vigorously. However, ligitation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. Accordingly, no provision for any liability that may result upon adjudication has been made on the accompanying financial statements.

5.		RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share" (SFAS 128), and Statement No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). These Statements will be effective for the Company's fiscal year 1997. SFAS 128 requires a revised presentation and calculation of earnings per share (EPS) and that prior periods be restated to conform to that revised presentation and calculation. SFAS 129 requires disclosure about the entity's capital structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. Early adoption of these Statements is not permitted and the adoption of SFAS 129 will not have a material affect on the Company's financial position and results of operations. The impact of the adoption of SFAS 128 on the financial statements of the Company has not yet been determined.

                         DIGITAL LINK CORPORATION

ITEM 2.	Management's Discussion And Analysis of Financial Condition and
        Results of Operations

RESULTS OF OPERATIONS

Except for the historical statements contained herein, this Form 10-Q contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
These forward looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks which are described throughout the Company's reports filed with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1996, and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results." The actual results that Digital Link Corporation (the "Company" or "Digital Link") achieves may differ materially from any forward looking statements due to such risks and uncertainties.

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

Net Sales

Net sales for the first quarter of 1997 increased 57% to $16,038,000 from $10,203,000 for the same period of the prior year. This increase in net sales was primarily attributable to an increase in unit sales of both broadband (i.e., transmission rates in excess of T1/E1) products and narrowband (i.e., transmission rates up to T1/E1) products primarily within the Encore product family. These increases were offset in part by decreased average selling prices on certain narrowband and broadband products as a result of price reductions made throughout 1996. The Company does not believe that the percentage change in net sales in the first quarter of 1997 as compared to the same period of the prior year is necessarily indicative of the percentage change in net sales to be expected for the entire fiscal year.

Narrowband sales in absolute dollars increased by 21% and decreased to 56% of net sales in the first quarter of 1997 as compared to 72% in the first quarter of 1996. Broadband sales increased in absolute dollars by 151% and increased as a percentage of net sales to 44% in the first quarter of 1997 as compared to 28% in the first quarter of 1996. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to higher sales of broadband products to certain domestic carrier customers.

International sales (including sales in Canada) represented 14% of net sales in the first quarter of 1997 as compared to 12% in the first quarter of fiscal 1996. This increase was primarily due to an increase in unit sales of the Company's narrowband and broadband products. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

Gross Profit

Gross profit increased 58% in the first quarter of 1997 to $9,222,000 from $5,837,000 for the same period of the prior year. Gross margin increased slightly to 57.5% of net sales in the first quarter of 1997 as compared to 57.2% in the first quarter of 1996. This increase in gross margin is a result of a shift to broadband sales which have higher gross margins than narrowband products, offset by the above mentioned price reductions. Gross margins may vary significantly from quarter to quarter depending on many factors including competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this increased pricing pressure will continue during 1997. In addition, the mix of products sold may continue to change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins.

Research and Development

The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses increased 48% to $3,032,000 in the first quarter of 1997 from $2,050,000 in the first quarter of 1996. This increase is primarily due to higher consulting fees related to the Company's DL7100 product (formerly known as W/ATM GateWay) and to a lesser extent material costs for prototype products. As a percentage of net sales, R&D expenses were 18.9% in the first quarter of 1997 as compared to 20.1% in the first quarter of 1996. This decrease as a percentage of net sales was primarily the result of operating efficiencies from higher net sales in the first quarter of 1997. The Company anticipates that its R&D expenses will continue to increase in absolute dollars and as a percentage of sales may remain relatively flat. However, actual results could vary from the foregoing forward looking statement due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Reuslts," below, the Company's ability to accelerate or defer operating expenses, achieve revenue levels during such periods and hire new personnel.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

The primary types of expenses included in selling, general and administrative (SG&A) expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses increased 37% in the first quarter of 1997 to $4,916,000 from $3,584,000 for the same period of the prior year. The increase in absolute dollars was primarily the result of higher personnel-related expenses, primarily within the sales and marketing organization. As a percentage of net sales, SG&A expenses decreased to 30.7% in the first quarter of fiscal 1997 as compared to 35.1% in the first quarter of fiscal 1996. The decrease as a percentage of net sales was primarily the result of operating efficiencies from higher net sales in the first quarter of 1997.

The Company has in the past hired more of its SG&A personnel and incurred increased expenses related to trade shows and other promotional activities during the first half of the year. Accordingly, SG&A expenses as a percentage of net sales are generally higher during the first half of the year. However, any decrease in such expenses as a percentage of net sales in the second half of the year is subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect
Future Operating Results" below, the Company's ability to accelerate or defer operating expenses and achieve revenue levels during the periods.

Other Income

Other income includes primarily interest income and purchase discounts. Other income increased 1% in the first quarter of 1997 to $641,000 from $633,000 for the same period of the prior year. This increase was primarily due to higher interest income due to higher cash balances.

Provision for Income Taxes

The Company's effective tax rate decreased to 30.4% for the first quarter of 1997 compared to 33.5% for the first quarter of 1996. This decrease is due primarily to an increase in R&D credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $33.8 million and cash, cash equivalents and marketable securities of $44.3 million at March 31, 1997. Net cash provided by operating activities was $2.7 million for the first three months of 1997, primarily as a result of a net income before depreciation and amortization and an increase in accounts payable offset to some extent by an increase in prepaid and other assets. This compares to net cash provided by operating activities of $2.0 million for the first three months of 1996, primarily as a result of a decrease in accounts receivable and net income before depreciation and amortization offset to some extent by a decrease in accrued payroll and other accrued expenses. Cash provided by investing activities during the first three months of 1997 was primarily from the maturity of marketable securities of $4.3 million offset by additional purchases of $1.0 million. Cash provided by investing activities during the first three months of 1996 was primarily from the maturity of marketable securities of $18.5 million offset by additional purchases of $13.8 million. Leasehold improvements and capital equipment additions were $485,000 in the first quarter of 1997 as compared to $426,000 in the first quarter of 1996.

In October 1996, the Company approved the repurchase of up to 500,000 shares of common stock for cash from time-to-time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions. Net cash used in financing activities was $1.8 million in the first three months of 1997, primarily from the repurchase of common stock. Net cash provided by financing activities was $55,000 in the first quarter of 1996 from the exercise of stock options. During February and March 1997, the Company repurchased on the open market a total of 117,000 shares of common stock at a price ranging from $15.00 to $17.88 a share. This stock has subsequently been retired.

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

A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders, including the completion of the build out of carrier and ISP infrastructures, could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1995, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, as well as certain other factors. Other factors that may cause fluctuations in the Company's operating results include the gain or loss of significant customers, seasonal capital spending patterns of large domestic customers, changes in sales volumes through the Company's distribution channels, changes in product mix sold toward narrowband products that yield lower gross margins, the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based, in part, on its expectations of future revenue. The Company typically operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner, which would adversely affect operating results.

The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's senior management have only recently joined the Company. For example, in September 1996, Alan Fraser joined the Company as President and Chief Executive Officer, replacing Vinita Gupta, who remains as Chairperson of the Board of Directors, in February 1997, Steve Tabaska joined the Company as Chief Technical Officer and Vice President, Engineering and in April 1997, John Eddon joined the Company as Vice President and General Manager, International. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold important management positions or will be able to successfully integrate any new management personnel.

The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments, including the Company's DL7100 product
(formerly known as W/ATM GateWay). The Company has experienced delays in the development of the DL7100 product, in part related to technical problems which required some software to be redesigned. This product was shipped to a customer for evaluation in February 1997 and to two additional customers in April 1997. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties which could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. If this product becomes available, there can be no assurance that products currently available or under development by competitors would not directly compete with the DL7100 product, that the DL7100 will meet the needs of emerging
ATM market or that markets for the DL7100 will continue to develop, any of which would have a material adverse affect on the Company's business and operating results.

The market for the Company's products is highly competitive. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from internetworking suppliers, such as routers, and telephone equipment, such as switches, which are including a direct WAN interface in their products that could reduce demand for the Company's products which would have a material adverse affect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this increased pricing pressure will continue during 1997.

In April 1996, a first amended class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. On May 8, 1997, the Superior Court dismissed portions of plaintiff's first amended state court complaint without leave to amend. The Superior Court also sustained the demurrer of certain individual defendants to the other portions of plaintiff's complaint, while it overruled a similar demurrer by the Company and the other individual defendants. The Court has granted plaintiff leave to file another amended complaint. The Company has also moved to dismiss the federal complaint. The Court heard oral argument on defendants' motion on April 18, 1997 and took the motion under submission. The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. Accordingly, no provision for any liability that may result upon adjudication has been made on the accompanying financial statements.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has on several occasions expressed its belief that certain of the Company's products, including its CSU/DSUs, may infringe upon patents held by it and has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. See Note 4 of Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q. There can be no assurance that the other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share" (SFAS 128), and Statement No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). These Statements will be effective for the Company's fiscal year 1997. SFAS 128 requires a revised presentation and calculation of earnings per share (EPS) and that prior periods be restated to conform to that revised presentation and calculation. SFAS 129 requires disclosure about the entity's captial structure and contains no change in disclosure requirements for entities that were subject to the previously existing requirements. Early adoption of these Statements is not permitted and the adoption of SFAS 129 will not have a material affect on the Company's financial position and results of operations. The impact of the adoption of SFAS
128 on the financial statements of the Company has not yet been determined.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.


PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 1996, a first amended class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. On May 8, 1997, the Superior Court dismissed portions of plaintiff's first amended state court complaint without leave to amend. The Superior Court also sustained the demurrer of certain individual defendants to the other portions of plaintiff's complaint, while it overruled a similar demurrer by the Company and the other individual defendants. The Court has granted plaintiff leave to file another amended complaint. The Company has also moved to dismiss the federal complaint. The Court heard oral argument on defendants' motion on April 18, 1997 and took the motion under submission. The
Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations.

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
	   There were no reports on Form 8-K filed during the quarter ended March 31, 1997.




                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            	DIGITAL LINK CORPORATION


Date:	 May  15, 1997                     		  /s/   Alan I. Fraser
                                            	Alan I. Fraser
	                                            Chief Executive Officer



Date:  May  15, 1997		                       /s/   Stanley E. Kazmierczak
	                                            Stanley E. Kazmierczak
	                                            Chief Financial Officer



                                 EXHIBIT INDEX


Exhibits                                                     Page

	11.01		Statement of Computation of Net Income Per Share.		   20

 27.01		Financial Data Schedule                        				   21