Form 10-Q
period 1997-06-30
DIGITAL LINK CORP
filed 1997-08-11
CIK 810467

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



     The number of shares outstanding of the registrant's common stock at August 11, 1997 was 9,233,641.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q



                                                                  Page
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

       Consolidated Balance Sheets as of June 30, 1997              3
       and December 31, 1996

       Consolidated Statements of Income for the quarters           4
       and six months ended June 30, 1997 and June 30, 1996

       Consolidated Statements of Cash Flows for the six            5
       months ended June 30, 1997 and June 30, 1996

       Notes to Consolidated Financial Statements                   6

ITEM 2 - Management's Discussion and Analysis of                    9
         Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosure About             17
         Market Risk

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                         18

ITEM 2 - Changes in Securities                                     18

ITEM 3 - Defaults Upon Senior Securities                           18

ITEM 4 - Submission of Matters to a Vote of Security Holder        18

ITEM 5 - Other Information                                         18

ITEM 6 - Exhibits and Reports on Form 8-K                          19


SIGNATURE(S)                                                       20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
----------------------------------------------------------------------------

                                                          June 30,  December 31,
                                                            1997       1996
                                                          ----------  ----------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............................   $ 4,045     $ 2,043
Short-term marketable securities .......................    21,771      19,585
Accounts receivable, less allowance for doubtful accounts
  of $478 at 6/30/97 and $465 at 12/31/96 ..............     6,901       6,490
Inventories ............................................     6,479       5,920
Prepaid and other current assets .......................     1,229       1,131
Deferred income taxes ..................................     2,285       2,285
                                                           -------     -------
         Total current assets ..........................    42,710      37,454

Property and equipment at cost, net ....................     2,576       2,147
Long-term marketable securities ........................    19,109      22,420
Other assets ...........................................     1,013         712
                                                           -------     -------
         TOTAL ASSETS ..................................   $65,408     $62,733
                                                           =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable .......................................   $ 3,212     $ 1,947
Accrued payroll expense ................................     1,908       1,648
Other accrued expenses .................................     3,586       3,795
Income taxes payable ...................................     1,298       1,541
                                                           -------     -------
         Total current liabilities .....................    10,004       8,931
                                                           -------     -------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized:  5,000,000 shares;
     Issued and outstanding:  None
Common stock, no par value:
     Authorized:  25,000,000 shares;
     Issued and outstanding:  9,205,979 shares
     at 06/30/97 and 9,218,150 shares at 12/31/96 ......    31,105      30,913
Unrealized gain on marketable securities ...............       183         257
Retained earnings ......................................    24,116      22,632
                                                           -------     -------
         Total shareholders' equity ....................    55,404      53,802
                                                           -------     -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $65,408     $62,733
                                                           =======     =======




The accompanying notes are an integral part of these consolidated financial statements.



                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                (Amounts in thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                   Quarter Ended      Six Months Ended
                                                     June 30,               June 30,
                                                  ----------------   -------------------
                                                   1997      1996      1997      1996
                                                   ----      ----      ----      ----
REVENUES:
Net sales .....................................   $17,033   $12,026   $33,071   $22,228
Cost of sales .................................     6,856     4,838    13,672     9,203
                                                  -------   -------   -------   -------
       Gross profit ...........................    10,177     7,188    19,399    13,025
                                                  -------   -------   -------   -------

EXPENSES:
Research and development ......................     2,594     2,335     5,627     4,386
Selling, general and administrative ...........     5,768     4,145    10,683     7,728
                                                  -------   -------   -------   -------
       Total operating expenses ...............     8,362     6,480    16,310    12,114
                                                  -------   -------   -------   -------

       Operating income .......................     1,815       708     3,089       911
Other income ..................................       638       574     1,278     1,207
                                                  -------   -------   -------   -------
       Income before provision for income taxes     2,453     1,282     4,367     2,118
Provision for income taxes ....................       748       430     1,331       710
                                                  -------   -------   -------   -------
       NET INCOME .............................   $ 1,705   $   852   $ 3,036   $ 1,408
                                                  =======   =======   =======   =======

NET INCOME PER SHARE ..........................   $  0.18   $  0.09   $  0.32   $  0.15
                                                  =======   =======   =======   =======

Shares used in computing per share amounts ....     9,506     9,449     9,541     9,401
                                                  =======   =======   =======   =======






















The accompanying notes are an integral part of these consolidated financial statements.


                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                FOR THE SIX MONTHS ENDED JUNE 30 , 1997 AND 1996
                             (Amounts in thousands)
-------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                                1997        1996
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................   $  3,036    $  1,408
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
   Depreciation and amortization .........................        577         598
   Changes in assets and liabilities:
     Accounts receivable .................................       (411)      1,858
     Inventories .........................................       (559)       (130)
     Prepaid and other assets ............................       (399)       (391)
     Accounts payable ....................................      1,265        (355)
     Accrued payroll and other accrued expenses ..........         51         282
     Income taxes payable ................................       (243)        267
                                                             --------    --------
         Net cash flows provided by operating activities .      3,317       3,537
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities .......................     (7,020)    (24,641)
Maturities of marketable securities ......................      7,027      20,890
Sales of marketable securities ...........................      1,000        --
Acquisition of property and equipment ....................     (1,007)       (743)
                                                             --------    --------
         Net cash flows provided by (used in) investing
         activities . ....................................         46      (4,494)
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock
  purchases ..............................................        585         408
Repurchase of common stock ...............................     (1,946)          0
                                                             --------    --------
         Net cash flows provided by (used in) financing
         activities ......................................     (1,361)        408
                                                             --------    --------
                  Net increase (decrease) in cash and cash
                  equivalents ............................      2,002        (549)

Cash and cash equivalents at beginning of period .........      2,043       2,639
                                                             --------    --------

Cash and cash equivalents at end of period ...............   $  4,045    $  2,090
                                                             ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes .............   $  1.574    $    438
                                                             ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Unrealized loss on securities carried at market ..........   $    (74)   $   (431)
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

         Operating results for the three months and six months ended June 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options using the treasury stock method for all periods presented.

3.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                      June 30, 1997      December 31, 1996
                                        (Unaudited)

                  Raw materials        $      2,277        $       2,255
                  Work-in-process             2,163                2,301
                  Finished goods              2,039                1,364
                                       ------------        -------------
                                       $      6,479        $       5,920
                                       ============        =============

4.       CONTINGENCIES

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


         In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and its future prospects. The complaints seek unspecified monetary damages. On May 8, 1997, the Superior Court dismissed the fraud allegations of plaintiff's first amended state court complaint without leave to amend. The Superior Court also sustained the demurrer of certain individual defendants to other portions of plaintiff's complaint, while it overruled a similar demurrer by the Company and other individual defendants. The Court granted plaintiff leave to file another amended complaint and plaintiffs filed a second amended complaint on June 27, 1997.

         The Company has sought relief from the California Court of Appeals with respect to those allegations of the state court complaint that the Superior Court did not dismiss. The Company's petition with the Court of Appeals is still pending. The Company has also moved to dismiss the federal complaint. The Court heard oral argument on defendants' motion on April 18, 1997 and took the motion under submission.

         The Company believes that both actions are without merit and intends to defend both actions vigorously. However litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. Accordingly, no provision for any liability that may result upon adjudication has been made on the accompanying financial statements.

5.       RECENT ACCOUNTING PRONOUNCEMENT

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

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1998. The Company will be studying the implications of the Statement, but the impact of its implementation on the financial statements of the Company has not yet been determined.

         In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1998. The Company will be studying the implications of the Statement, but the impact of its implementation on the financial statements of the Company has not yet been determined.

                            DIGITAL LINK CORPORATION

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Except for the historical statements contained herein, this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks which are described throughout the Company's reports filed with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1996, and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results." The actual results that Digital Link Corporation (the "Company" or "Digital Link") achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

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

Net Sales

Net sales for the second quarter of 1997 increased 42% to $17,033,000 from $12,026,000 for the same period of the prior year. Net sales for the six months ended June 30, 1997 increased 49% to $33,071,000 from $22,228,000 for the same period of the prior year. These increases in net sales were primarily attributable to an increase in unit sales of both broadband (i.e., transmission rates in excess of T1/E1) products and narrowband (i.e., transmission rates up to T1/E1) products primarily within the Encore product family. These increases were offset in part by decreased average selling prices on certain narrowband and broadband products as a result of price reductions made throughout 1996 and in the first half of 1997. The Company anticipates that this increased pricing pressure will continue during 1997. The Company does not believe that the percentage change in net sales in the second quarter of 1997 or for the first six months of 1997 as compared to the same periods of the prior year are necessarily indicative of the percentage change in net sales to be expected for the entire fiscal year.

Narrowband sales in absolute dollars increased by 18% and decreased to 45% of net sales in the second quarter of 1997 as compared to 54% in the second quarter of 1996. Broadband sales increased in absolute dollars by 70% and increased as a percentage of net sales to 55% in the second quarter of 1997 as compared to 46% in the second quarter of 1996. Narrowband sales in absolute dollars increased by 19% and decreased to 50% of net sales in the first six months of 1997 as compared to 63% in the first six months of 1996. Broadband sales increased in absolute dollars by 100% and increased as a percentage of net sales to 50% in the first six months of 1997 as compared to 37% for the same period in 1996. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to higher sales of broadband products to certain domestic carrier customers.

International sales, including Canada, represented 19% of net sales in the second quarter of 1997 as compared to 15% in the second quarter of 1996, and 17% of net sales for the six months ended June 30, 1997 as compared to 14% for the same period of the prior year. These increases were primarily due to an increase in unit sales of the Company's narrowband and broadband products. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

Gross Profit

Gross profit increased 42% in the second quarter of 1997 to $10,177,000 from $7,188,000 for the same period of the prior year. Gross margin decreased slightly to 59.7% of net sales in the second quarter of 1997 as compared to 59.8% in the second quarter of 1996. This slight decrease in gross margin was primarily due to the above mentioned price reductions, offset by a shift in the mix of products sold to include more broadband products, which generally have higher gross margins than narrowband products. Gross profit increased 49% in the six months ended June 30, 1997 to $19,399,000 from $13,025,000 for the same period of the prior year. Gross margin increased slightly to 58.7% of net sales for the first six months of 1997 as compared to 58.6% for the same period of the prior year. This slight increase as a percentage of net sales reflects a shift in the mix of products sold to include more broadband products, which generally have higher gross margins than narrowband products, offset by the above referenced price reductions.

The Company anticipates that gross margins will decline for at least the remainder of 1997 as a result of competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this increased pricing pressure will continue during 1997. In addition, the Company anticipates that its mix of products sold will change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins.

Research and Development

The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses increased 11% to $2,594,000 in the second quarter of 1997 from $2,335,000 in the second quarter of 1996. This increase was due primarily to an increase in personnel-related expenses and material costs for prototype products, offset by a decrease in consulting fees primarily related to the Company's DL7100 product (formerly known as W/ATM GateWay). As a percentage of net sales, R&D expenses were 15.2% in the second quarter of 1997 as compared to 19.4% in the second quarter of 1996. This decrease as a percentage of net sales primarily reflects higher sales volumes during the second quarter of 1997. R&D expenses increased 28% to $5,627,000 in the six months ended June 30, 1997 from $4,386,000 for the same period of the prior year. As a percentage of net sales, R&D expenses decreased to 17.0% for the first six months of 1997 as compared to 19.7% for the same period of the prior year. The absolute dollar increase for the six-month period is attributable to higher personnel-related expenses, higher material costs for prototype products, and higher consulting fees primarily related to its DL7100 product. The Company anticipates that its R&D expenses will continue to increase in absolute dollars and as a percentage of sales may remain relatively flat. However, actual results could vary from the foregoing forward looking statement due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results," below, the Company's ability to accelerate or defer operating expenses, achieve revenue levels during such periods and hire new personnel during the remainder of 1997.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

The primary types of expenses included in selling, general and administrative (SG&A) expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses increased 39% in the second quarter of 1997 to $5,768,000 from $4,145,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 33.9% in the second quarter of 1997 as compared to 34.5% in the second quarter of 1996. SG&A expenses increased 38% for the six months ended June 30, 1997 to $10,683,000 from $7,728,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 32.3% for the first six months of 1997 as compared to 34.8% for the same period of the prior year. These increases in absolute dollars were primarily due to higher personnel-related expenses and travel and entertainment, primarily within the sales organization, and an increase in consulting fees. These decreases as a percentage of net sales were primarily the result of operating efficiencies from higher net sales in the first half of 1997.

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

Other Income

Other income includes primarily interest income and purchase discounts. Other income increased 11% in the second quarter of 1997 to $638,000 from $574,000 for the same period of the prior year. For the six months ended June 30, 1997, other income increased 6% to $1,278,000 from $1,207,000 for the same period of the prior year. These increases were primarily due to higher interest income from higher cash balances.

Provision for Income Taxes

The Company's effective tax rate decreased to 30.5% for the second quarter and first six months of 1997 compared to 33.5% for the same periods in 1996. This decrease is due primarily to an increase in R&D tax credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $32.7 million and cash, cash equivalents and marketable securities of $44.9 million at June 30, 1997. Net cash provided by operating activities was $3.3 million for the first half of 1997 primarily as a result of a generation of net income before depreciation and amortization, an increase in accounts payable and depreciation and amortization, offset to some extent by an increase in inventories and accounts receivable. This compares to net cash provided by operating activities of $3.5 million for the first half of 1996 primarily as a result of a decrease in accounts receivable and generation of net income before depreciation and amortization, offset to some extent by an increase in prepaid and other assets and a decrease in accounts payable. Cash provided by investing activities during the first half of 1997 was primarily from the maturity and sales of marketable securities of $8.0 million offset by additional purchases of $7.0 million. Cash used by investing activities during the first half of 1996 was primarily from the additional purchases of marketable securities of $24.6 million offset by the maturity of marketable securities of $20.9 million. Leasehold improvements and capital equipment additions were $1.0 million in the first half of 1997 as compared to $743,000 in the first half of 1996.

In October 1996, the Company approved the repurchase of up to 500,000 shares of common stock for cash from time-to-time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions. Net cash used in financing activities was $1.4 million in the first half of 1997, primarily from the repurchase of common stock offset by the proceeds from the exercise of stock options and employee stock purchases. Net cash provided by financing activities was $408,000 in the first half of 1996 from the exercise of stock options and employee stock purchases. During February and March 1997, the Company repurchased on the open market a total of 117,000 shares of common stock at prices ranging from $15.00 to $17.88 a share. This stock has subsequently been retired.

The Company believes that existing cash and cash flows from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the factors set forth above in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations," there are a number of other factors that may affect the Company's future operating results. Most of the following discussion consists of forward looking statements and accompanying risks.

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

The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments, including the Company's DL7100 product. The Company has experienced delays in the development of the DL7100 product, in part related to technical problems which required some software to be redesigned. This product completed beta evaluation trials in the first half of 1997 and is available for revenue shipments in the second half of 1997. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties which could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. There can be no assurance that the DL7100 will meet the needs of the emerging ATM market, that products currently available or under development by competitors would not directly compete with the DL7100 product or that markets for the DL7100 will continue to develop, any of which would have a material adverse affect on the Company's business and operating results.

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

In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and its future prospects. The complaints seek unspecified monetary damages. On May 8, 1997, the Superior Court dismissed the fraud allegations of plaintiff's first amended state court complaint without leave to amend. The Superior Court also sustained the demurrer of certain individual defendants to other portions of plaintiff's complaint, while it overruled a similar demurrer by the Company and other individual defendants. The Court granted plaintiff leave to file another amended complaint and plaintiffs filed a second amended complaint on June 27, 1997. The Company has sought relief from the California Court of Appeals with respect to those allegations of the state court complaint that the Superior Court did not dismiss. The Company's petition with the Court of Appeals is still pending. The Company has also moved to dismiss the federal complaint. The Court heard oral argument on defendants' motion on April 18, 1997 and took the motion under submission. The Company believes that both actions are without merit and intends to defend both actions vigorously. However litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations.

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

The Company's future prospects will depend in part on its ability to enhance the functionality of its existing WAN access products and DL7100 products in a timely manner and to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in the WAN access market. Any failure by the Company to anticipate or to respond adequately to competitive solutions, technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse affect on the Company's business and operating results. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors. New products could also render certain of the Company's existing products obsolete. Either of these events could materially adversely affect the Company's business and operating results.

The Company is in the process of evaluating the impact on its financial statements of several recent accounting pronouncements made by the Financial Accounting Standards Board (FASB). See Note 5 of Notes to Consolidated Financial Statements in Part 1 of this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its officers and directors are parties to various lawsuits described in paragraphs two, three and four in Note 4 of Notes to Consolidated Financial Statements in Part 1 of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1997, the Company held its annual meeting of shareholders. At that meeting, five of the Company's incumbent directors were reelected to office by the following vote:

                                                  Votes
Name                           Votes for         Withheld
----                           ---------         --------
Vinita Gupta                   8,171,343          319,735
Richard C. Alberding           8,171,343          319,735
Gregory M. Avis                8,171,343          319,735
Alan I. Fraser                 8,171,343          319,735
Narendra K. Gupta              8,171,343          319,735

Also at the meeting, the shareholders approved an amendment to the Company's 1992 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 800,000. The stockholders cast the following votes:
5,135,290 votes for, 1,078,562 votes against, 26,815 votes abstaining, and 2,250,411 broker non-votes.

Also at that meeting, the shareholders ratified the selection of Coopers & Lybrand, L.L.P. as independent auditors for the Company's current fiscal year, with 8,476,163 votes for, 2,820 votes against, and 12,095 votes abstaining.

ITEM 5.  OTHER INFORMATION

     In April 1997, Lance B. Boxer joined the Company's board of directors. Mr. Boxer currently serves as chief information officer for MCI Telecommunications.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          10.05    Registrant's 1992 Equity Incentive Plan, as amended. (1)

          11.01    Statement of Computation of Net Income Per Share.

          27.01    Financial Data Schedule
          -----------------------------------------

          (1)     Filed  as  an  exhibit  to  Registrant's   Registration
                  Statement on Form S-8 (No. 333-27855) filed on May 27, 1997 and incorporated herein by reference.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL LINK CORPORATION


Date:     August 11, 1997            /s/ Stanley E. Kazmierczak
          ---------------           --------------------------------
                                    Stanley E. Kazmierczak
                                    Vice President, Finance and Administration,
                                    Chief Financial Officer and Secretary
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

                                  EXHIBIT INDEX



Exhibits

11.01             Statement of Computation of Net Income Per Share.

27.01             Financial Data Schedule