Form 10-Q/A
period 1997-06-30
DIGITAL LINK CORP
filed 1997-08-20
CIK 810467

FORM 10-Q/A

                                AMENDMENT NO. 1
                                  TO FORM 10-Q

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


                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                FOR THE SIX MONTHS ENDED JUNE 30 , 1997 AND 1996
                             (Amounts in thousands)
-------------------------------------------------------------------------------



                                                                 Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                                1997        1996
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................   $  3,036    $  1,408
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
   Depreciation and amortization .........................        577         598
   Changes in assets and liabilities:
     Accounts receivable .................................       (411)      1,858
     Inventories .........................................       (559)       (130)
     Prepaid and other assets ............................       (399)       (391)
     Accounts payable ....................................      1,265        (355)
     Accrued payroll and other accrued expenses ..........         51         282
     Income taxes payable ................................       (243)        267
                                                             --------    --------
         Net cash flows provided by operating activities .      3,317       3,537
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities .......................     (7,020)    (24,641)
Maturities of marketable securities ......................      7,073      20,890
Sales of marketable securities ...........................      1,000        --
Acquisition of property and equipment ....................     (1,007)       (743)
                                                             --------    --------
         Net cash flows provided by (used in) investing
         activities . ....................................         46      (4,494)
                                                             --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock
  purchases ..............................................        585         408
Repurchase of common stock ...............................     (1,946)          0
                                                             --------    --------
         Net cash flows provided by (used in) financing
         activities ......................................     (1,361)        408
                                                             --------    --------
                  Net increase (decrease) in cash and cash
                  equivalents ............................      2,002        (549)

Cash and cash equivalents at beginning of period .........      2,043       2,639
                                                             --------    --------

Cash and cash equivalents at end of period ...............   $  4,045    $  2,090
                                                             ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes .............   $  1.574    $    438
                                                             ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Unrealized loss on securities carried at market ..........   $    (74)   $   (431)
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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $32.7 million and cash, cash equivalents and marketable securities of $44.9 million at June 30, 1997. Net cash provided by operating activities was $3.3 million for the first half of 1997 primarily as a result of a generation of net income before depreciation and amortization, an increase in accounts payable and depreciation and amortization, offset to some extent by an increase in inventories and accounts receivable. This compares to net cash provided by operating activities of $3.5 million for the first half of 1996 primarily as a result of a decrease in accounts receivable and generation of net income before depreciation and amortization, offset to some extent by an increase in prepaid and other assets and a decrease in accounts payable. Cash provided by investing activities during the first half of 1997 was primarily from the maturity and sales of marketable securities of $8.1 million offset by additional purchases of $7.0 million. Cash used by investing activities during the first half of 1996 was primarily from the additional purchases of marketable securities of $24.6 million offset by the maturity of marketable securities of $20.9 million. Leasehold improvements and capital equipment additions were $1.0 million in the first half of 1997 as compared to $743,000 in the first half of 1996.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          10.05    Registrant's 1992 Equity Incentive Plan, as amended. (1)

          11.01    Statement of Computation of Net Income Per Share. (2)

          27.01    Financial Data Schedule. (2)
          -----------------------------------------

          (1)     Filed  as  an  exhibit  to  Registrant's   Registration
                  Statement on Form S-8 (No. 333-27855) filed on May 27, 1997 and incorporated herein by reference.

          (2) Filed as an exhibit to Registrant's Form 10-Q previously filed on August 11, 1997 and incorporated herein by reference.

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


Date:     August 19, 1997            /s/ Stanley E. Kazmierczak
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