Form 10-Q
period 1997-09-30
DIGITAL LINK CORP
filed 1997-11-14
CIK 810467

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the registrant's common stock at November 13, 1997 was 9,366,669.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q



                                                                           Page
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

       Consolidated Balance Sheets as of September 30, 1997                   3
       and December 31, 1996

       Consolidated Statements of Income for the quarters                     4
       and nine months ended September 30, 1997 and September 30, 1996

       Consolidated Statements of Cash Flows for the nine                     5
       months ended September 30, 1997 and September 30, 1996

       Notes to Consolidated Financial Statements                             6

ITEM 2 - Management's Discussion and Analysis of                              9
         Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosures About                      16
         Market Risk

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                   17

ITEM 2 - Changes in Securities and Use of Proceeds                           17

ITEM 3 - Defaults Upon Senior Securities                                     17

ITEM 4 - Submission of Matters to a Vote of Security Holders                 17

ITEM 5 - Other Information                                                   17

ITEM 6 - Exhibits and Reports on Form 8-K                                    17


SIGNATURE(S)                                                                 18



                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
----------------------------------------------------------------------------

                                                                         Sept. 30,  Dec. 31,
                                                                           1997       1996
                                                                         --------   --------
                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............................................   $ 3,554   $ 2,043
Short-term marketable securities ......................................    22,608    19,585
Accounts receivable, less allowance for doubtful accounts
   of $495 at 9/30/97 and $465 at 12/31/96 ............................     8,495     6,490
Inventories ...........................................................     7,725     5,920
Prepaid and other current assets ......................................     1,158     1,131
Deferred income taxes .................................................     2,285     2,285
                                                                          -------   -------
         Total current assets .........................................    45,825    37,454

Property and equipment at cost, net ...................................     3,161     2,147
Long-term marketable securities .......................................    16,209    22,420
Other assets ..........................................................     2,690       712
                                                                          -------   -------
         TOTAL ASSETS .................................................   $67,885   $62,733
                                                                          =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ......................................................   $ 4,076   $ 1,947
Accrued payroll expense ...............................................     2,979     1,648
Other accrued expenses ................................................     3,834     3,795
Income taxes payable ..................................................     1,600     1,541
                                                                          -------   -------
         Total current liabilities ....................................    12,489     8,931
                                                                          -------   -------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized:  5,000,000 shares;
     Issued and outstanding:  None
Common stock, no par value:
     Authorized:  25,000,000 shares;
     Issued and outstanding:  9,287,000 shares at 9/30/97 and 9,218,000
shares at 12/31/96 ....................................................    32,131    30,913
Unrealized gain on marketable securities ..............................       159       257
Retained earnings .....................................................    23,106    22,632
                                                                          -------   -------
         Total shareholders' equity ...................................    55,396    53,802
                                                                          -------   -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                          $67,885   $62,733
                                                                          =======   =======




The accompanying notes are an integral part of these consolidated financial statements.



                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                (Amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                      Quarter Ended        Nine Months Ended
                                                       September 30,          September 30,
                                                    ------------------    -------------------
                                                     1997         1996      1997        1996
                                                     ----         ----      ----        ----
REVENUES:
Net sales ......................................   $ 18,529    $ 14,127   $ 51,600   $ 36,355
Cost of sales ..................................      7,948       5,666     21,620     14,869
                                                   --------    --------   --------   --------
       Gross profit ............................     10,581       8,461     29,980     21,486
                                                   --------    --------   --------   --------

EXPENSES:
Research and development .......................      2,602       2,749      8,229      7,135
Selling, general and administrative ............      5,859       4,206     16,542     11,934
Purchased research and development .............      3,651           0      3,651          0
                                                   --------    --------   --------   --------
       Total operating expenses ................     12,112       6,955     28,422     19,069
                                                   --------    --------   --------   --------

       Operating income (loss) .................     (1,531)      1,506      1,558      2,417
Other Income ...................................        646         625      1,924      1,832
                                                   --------    --------   --------   --------
       Income (loss) before provision for income
taxes ..........................................       (885)      2,131      3,482      4,249
Provision (benefit) for income taxes ...........       (270)        650      1,061      1,359
                                                   --------    --------   --------   --------
       NET INCOME (LOSS) .......................   $   (615)   $  1,481   $  2,421   $  2,890
                                                   ========    ========   ========   ========

NET INCOME (LOSS) PER SHARE ....................   $  (0.07)   $   0.16   $   0.25   $   0.31
                                                   ========    ========   ========   ========

Shares used in computing per share amounts .....      9,240       9,451      9,585      9,417
                                                   ========    ========   ========   ========






















The accompanying notes are an integral part of these consolidated financial statements.


                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30 , 1997 AND 1996
                             (Amounts in thousands)
--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                           1997        1996
                                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..........................................................   $  2,421    $  2,890
Adjustments to reconcile net income to net cash flows
provided by operating activities:
   Depreciation and amortization ....................................        865         898
   R&D write-off on acquisition .....................................      3,651           0
   Deferred tax on acquisition ......................................     (1,115)          0
   Changes in assets and liabilities:
         Accounts receivable ........................................     (1,550)      2,071
         Inventories ................................................     (1,322)     (1,357)
         Prepaid and other assets ...................................       (332)       (298)
         Accounts payable ...........................................      2,129         546
         Accrued payroll and other accrued expenses .................      1,094       1,332
         Income taxes payable .......................................         59        (138)
                                                                        --------    --------
             Net cash flows provided by operating activities ........      5,900       6,019
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities ..................................    (10,025)    (31,971)
Maturities of marketable securities .................................     13,117      25,593
Acquisition of Performance Telecom Corporation assets ...............     (5,000)          0
Acquisition of property and equipment ...............................     (1,749)     (1,131)
                                                                        --------    --------
             Net cash flows used in investing activities ............     (3,657)     (7,509)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options .............................      1,692         495
Repurchase of common stock ..........................................     (2,424)          0
                                                                        --------    --------
             Net cash flows provided by (used in) financing
activities ..........................................................       (732)        495
                                                                        --------    --------
                  Net increase (decrease) in cash and cash
equivalents .........................................................     (1,511)       (995)

Cash and cash equivalents at beginning of year ......................      2,043       2,639
                                                                        --------    --------

Cash and cash equivalents at end of period ..........................   $  3,554    $  1,644
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes ........................   $  2,117    $  1,443
                                                                        ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING  AND FINANCING ACTIVITIES:

Unrealized loss on securities carried at market .....................   $    (98)   $   (366)
                                                                        ========    ========




The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 1997.

         The year-end balance sheet at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Operating results for the nine months ended September 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options using the treasury stock method for all periods presented.

3.        BUSINESS COMBINATION

         On September 30, 1997 the Company acquired certain assets of Performance Telecom Corporation ("Performance Telecom"), a manufacturer of asymmetrical, symmetrical and rate-adaptive digital subscriber line ("DSL") products. The acquisition has been accounted for as a purchase, and, accordingly, the results of operations will include the activities related to the acquired assets from September 30, 1997. In connection with the acquisition, the Company allocated the purchase price of $5,000,000, to assets including acquired technology based upon accepted valuation techniques. Amounts related to research and development for which technological feasibility had not yet been established were reflected in operations as of the date of acquisition. The Company intends to continue devoting effort to developing commercially viable products from the purchased in-process research and development, although there can be no assurance that the Company will develop such commercially viable products. As part of this transaction, the Company recorded approximately $3.7 million in purchased research and development expense and $0.6 million of goodwill and other intangible assets in the third quarter of 1997. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over a five-year period.

4.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                   September 30, 1997     December 31, 1996
                                      (Unaudited)

                  Raw materials       $      2,503           $       2,255
                  Work-in-process            3,046                   2,301
                  Finished goods             2,176                   1,364
                                      ------------           -------------
                                      $      7,725           $       5,920
                                      ============           =============

5.       CONTINGENCIES

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


         In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and its future prospects. The complaints seek unspecified monetary damages. On May 8, 1997, the Superior Court dismissed the fraud allegations of plaintiff's first amended state court complaint without leave to amend. The Superior Court also sustained the demurrer of certain individual defendants to other portions of plaintiff's complaint, while it overruled a similar demurrer by the Company and other individual defendants. The Court granted plaintiff leave to file another amended complaint. On October 9, 1997, the Superior Court sustained the demurrers of certain individual defendants without leave to amend, sustained the demurrer of one individual defendant with leave to amend, and overruled the demurrers of the remaining individual defendants and the Company. Plaintiffs are expected to file an amended complaint in November 1997.

         The Company has also moved to dismiss the federal complaint. The court dismissed plaintiff's complaint with leave to amend on September 9, 1997. Plaintiffs filed an amended complaint on November 10, 1997.

         The Company believes that both actions are without merit and intends to defend both actions vigorously. However litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

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

                            DIGITAL LINK CORPORATION

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Except for the historical statements contained herein, this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing, risks and uncertainties associated with the acquisition and integration of other businesses and technology, in particular Performance Telecom and other risks which are described throughout the Company's reports filed with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1996, and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results." The actual results that Digital Link Corporation (the "Company" or "Digital Link") achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

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

Net Sales

Net sales for the third quarter of 1997 increased 31% to $18,529,000 from $14,127,000 for the same period of the prior year. Net sales for the nine months ended September 30, 1997 increased 42% to $51,600,000 from $36,355,000 for the same period of the prior year. These increases in net sales were primarily attributable to an increase in unit sales of both broadband (i.e., transmission rates in excess of T1/E1) products primarily within the Inverse Multiplexer product family and narrowband (i.e., transmission rates up to T1/E1) products primarily within the Encore product family. These increases were offset in part by decreased average selling prices on certain narrowband and broadband products as a result of price reductions made throughout 1996 and in the first half of 1997. The Company anticipates that this pricing pressure will continue into at least 1998. The Company does not believe that the percentage change in net sales in the third quarter of 1997 or for the first nine months of 1997 as compared to the same periods of the prior year are necessarily indicative of the percentage change in net sales to be expected for the entire fiscal year.

Narrowband sales in absolute dollars increased 39% and increased as a percentage of net sales to 56% in the third quarter of 1997 as compared to 53% in the third quarter of 1996. Broadband sales increased in absolute dollars 23% and decreased as a percentage of net sales to 44% in the third quarter of 1997 as compared to 47% in the third quarter of 1996. Narrowband sales in absolute dollars increased 26% and decreased as a percentage of net sales to 52% for the first nine months of 1997 as compared to 59% for the first nine months of 1996. Broadband sales increased in absolute dollars 65% and increased as a percentage of net sales to 48% for the first nine months of 1997, as compared to 41% for the first nine months of the prior year. The changes in narrowband and broadband sales as a percentage of net sales for the third quarter and first nine months were primarily due to higher sales of narrowband products within the Company's Encore product family and its original equipment manufacturer product. The Company anticipates that its mix of products sold will change to include a higher percentage of narrowband products, which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins.

International sales, including Canada, represented 19% of net sales in the third quarter of 1997 as compared to 18% in the third quarter of 1996, and 18% of net sales for the nine months ended September 30, 1997 as compared to 15% for the same period of the prior year. These increases were primarily due to an increase in unit sales of the Company's international narrowband and broadband products. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

Gross Profit

Gross profit increased 25% in the third quarter of 1997 to $10,581,000 from $8,461,000 for the same period of the prior year. Gross margin decreased to 57% of net sales in the third quarter of 1997 as compared to 60% in the third quarter of 1996. This decrease in gross margin was primarily due to the above mentioned price reductions and by a shift in the mix of products sold to include more narrowband products, which generally have lower gross margins than broadband products. Gross profit increased 40% in the nine months ended September 30, 1997 to $29,980,000 from $21,486,000 for the same period of the prior year. Gross margin decreased to 58% of net sales for the first nine months of 1997 as compared to 59% for the same period of the prior year. This decrease in gross margin reflects the above referenced price reductions, which were somewhat offset by a shift in the mix of products sold to include more broadband products, which generally have higher gross margins than narrowband products

A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this pricing pressure will continue into at least 1998. In addition, the Company anticipates that its mix of products sold will change to include a higher percentage of narrowband products, which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins.

Research and Development

The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses decreased 5% to $2,602,000 in the third quarter of 1997 from $2,749,000 in the third quarter of 1996. This decrease was primarily due to a decrease in consulting fees primarily related to the Company's DL7100 product, offset by an increase in personnel-related expenses and material costs for prototype products. As a percentage of net sales, R&D expenses were 14% in the third quarter of 1997 as compared to 19% in the third quarter of 1996. This decrease as a percentage of net sales primarily reflects higher sales volumes during the third quarter of 1997. R&D expenses increased 15% to $8,229,000 in the nine months ended September 30, 1997 from $7,135,000 for the same period of the prior year. As a percentage of net sales, R&D expenses were 16% for the first nine months of 1997 as compared to 20% for the same period of the prior year. The absolute dollar increase for the nine-month period is primarily attributable to higher personnel related expenses and material costs for prototype products, offset by a decrease in consulting fees related to the Company's DL7100 product. The decrease as a percentage of net sales was primarily the result of operating efficiencies from higher sales volume during the period. The Company anticipates that its R&D expenses in the fourth quarter of 1997 will increase in absolute dollars and may increase as a percentage of net sales as compared to the third quarter of 1997 as a result of an increase in personnel related to the acquisition of Performance Telecom. However, actual results could vary from the foregoing forward looking statement due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses, achieve revenue levels and hire new personnel during the remainder of 1997.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

The primary types of expenses included in selling, general and administrative ("SG&A") expenses are personnel, advertising, other promotional, consulting, and travel and entertainment. SG&A expenses increased 39% in the third quarter of 1997 to $5,859,000 from $4,206,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 32% in the third quarter of 1997 as compared to 30% in the third quarter of 1996. These increases were primarily due to higher personnel-related expenses, primarily within the sales organization. SG&A expenses increased 39% for the first nine months of 1997 to $16,542,000 from $11,934,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses were 32% for the first nine months of 1997 as compared to 33% for the same period of the prior year. The increase in absolute dollars was primarily a result of higher personnel-related and consulting expenses. The decrease as a percentage of net sales was primarily the result of operating efficiencies from higher sales volume during the period

The Company has in the past hired more of its SG&A personnel and incurred increased expenses related to trade shows and other promotional activities during the first half of the year. Accordingly, SG&A expenses as a percentage of net sales are generally higher during the first half of the year. However, any decrease in such expenses as a percentage of net sales in the second half of the year is subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses and achieve revenue levels during such periods.

Purchased Research and Development

The Company incurred an expense of $3.7 million related to purchased research and development in the third quarter of 1997 arose from the acquisition of Performance Telecom Corporation. See Note 3 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Other Income

Other income includes primarily interest income and purchase discounts. Other income increased 3% in the third quarter of 1997 to $646,000 from $625,000 for the same period of the prior year. For the nine months ended September 30, 1996, other income increased 5% to $1,924,000 from $1,832,000 for the same period of the prior year. These increases were primarily due to higher interest income from higher cash balances.

Provision for Income Taxes

The Company's effective tax rate remained at 30.5% for the third quarter of 1997 as compared to the third quarter of 1996. The Company's effective tax rate decreased to 30.5% for the first nine months of 1997 as compared to 32.0% for the same period of the prior year. This decrease is due primarily to an increase in the R&D tax credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $33.3 million and cash, cash equivalents and marketable securities of $42.4 million at September 30, 1997. Net cash provided by operating activities was $5.9 million for the first nine months of 1997, primarily as a result of net income before depreciation and amortization as adjusted for a write-off of purchased R&D and an increase in accounts payable, offset by an increase in accounts receivable and an increase in inventories. This compares to net cash provided by operating activities of $6.0 million for the first nine months of 1996, primarily as a result of net income before depreciation and amortization, a decrease in accounts receivable, and an increase in accrued payroll and other accrued expenses, offset by an increase in inventories. Cash used in investing activities during the first nine months of 1997 was primarily from net purchases of marketable securities of $10.0 million and the acquisition of Performance Telecom assets of $5.0 million, offset by maturity of marketable securities of $13.1 million. Cash used in investing activities during the first nine months of 1996 was primarily from net purchases of securities of $32.0 million, offset by maturities of marketable securities of $25.6 million. Leasehold improvements and capital equipment additions were $1.7 million in the first nine months of 1997 as compared to $1.1 million for the same period of the prior year.

In October 1996, the Company approved the repurchase of up to 500,000 shares of common stock for cash from time-to-time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions. Net cash used in financing activities was $0.7 million in the first nine months of 1997, primarily from the repurchase of common stock offset somewhat by the proceeds from the exercise of stock options and employee stock purchases. Net cash provided by financing activities was $0.5 million in the first nine months of 1996 from the exercise of stock options and employee stock purchases. During the first nine months of 1997, the Company repurchased on the open market a total of 142,000 shares of common stock at prices ranging from $15.00 to $19.125 a share. This stock has subsequently been retired.

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

The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments, including the Company's DL7100 product (formerly known as the W/ATM GateWay Product). The Company has experienced delays in the development of the DL7100 product, in part related to technical problems that required some software to be redesigned. This product completed beta evaluation trials in the first half of 1997 and became available for revenue shipments in the second half of 1997. The Company does not anticipate that the DL7100 revenue will become a significant portion of the Company's revenue until at least the second half of 1998. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties that could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. There can be no assurance that the DL7100 will meet the needs of the emerging ATM market, that products currently available or under development by competitors would not directly compete with the DL7100 product or that markets for the DL7100 will continue to develop, any of which would have a material adverse affect on the Company's business and operating results.

The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's senior management team have only recently joined the Company. In addition, the Company is currently searching for a Vice President, Sales. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these or other important management positions or will be able to successfully integrate any new management personnel.

The Company completed an acquisition of Performance Telecom in the third quarter of 1997 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. In addition, acquisitions involve numerous risks, including difficulties in managing diverse geographic sales and research and development operations, risks of entering markets in which the Company has no or limited direct prior experience, difficulties in the assimilation of the technologies and products of the acquired companies and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its recent acquisition, could have a material adverse effect on the Company's business, financial condition and results of operations.

The market for the Company's products is highly competitive. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from internetworking suppliers, such as routers, and telephone equipment, such as switches, which are including a direct WAN interface in their products that could reduce demand for the Company's products, which would have a material adverse affect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this pricing pressure will continue into at least 1998.

In 1996, class action complaints were filed against the Company and certain of its officers and directors in California state court, as well as federal court. These lawsuits allege that the defendants concealed and/or misrepresented material adverse information about the Company and its future prospects and seek unspecified monetary damages. See paragraphs two, three and four of Note 5 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q. The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's financial condition and results of operations.

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

The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has on several occasions expressed its belief that certain of the Company's products, including its CSU/DSUs, may infringe upon patents held by it and has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. See
Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. There can be no assurance that other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

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

The Company is in the process of evaluating the impact on its financial statements of several recent accounting pronouncements made by the Financial Accounting Standards Board (FASB). See Note 6 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its officers and directors are parties to various lawsuits described in paragraphs two, three and four in Note 5 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On  October  2,  1997,   John  Eddon,   Vice  President  and  General   Manager,
International resigned his position with the Company. On October 31, 1997, Timothy Montgomery, Vice President, Sales, resigned his position with the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.01      Statement of Computation of Net Income Per Share.

         27.01      Financial Data Schedule.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIGITAL LINK CORPORATION


Date:    November 13, 1997           /s/ Stanley E. Kazmierczak
                                    -----------------------------
                                    Stanley E. Kazmierczak
                                    Vice President, Finance and Administration,
                                    Chief Financial Officer and Secretary
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)

                                  EXHIBIT INDEX


Exhibits

11.01             Statement of Computation of Net Income Per Share.

27.01             Financial Data Schedule.