Form 10-K
period 1997-12-31
DIGITAL LINK CORP
filed 1998-03-26
CIK 810467

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to ________________


                         Commission File Number: 0-23110

                            DIGITAL LINK CORPORATION
             (Exact name of registrant as specified in its charter)

               California                                    77-0067742
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                    Identification Number)

           217 Humboldt Court                                  94089
             Sunnyvale, CA                                   (Zip Code)
 (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 745-6200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value
                                                             (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998, was approximately $13,823,068.00.

The number of shares outstanding of the registrant's Common Stock as of March 25, 1998, was 9,314,006 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of shareholders to be held May 20, 1998 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                            DIGITAL LINK CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1997


                                TABLE OF CONTENTS


Form 10-K
Item No.                       Name of Item                                Page

PART I
 Item 1.  Business..........................................................  3
 Item 2.  Properties........................................................ 10
 Item 3.  Legal Proceedings................................................. 10
 Item 4.  Submission of Matters to a Vote of Security Holders............... 10

PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
               Matters...................................................... 11
 Item 6.  Selected Financial Data........................................... 11
 Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................ 12
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk........ 23
 Item 8.  Financial Statements and Supplementary Data....................... 24
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures........................................ 42

PART III
 Item 10. Directors and Executive Officers of the Registrant................ 42
 Item 11. Executive Compensation............................................ 42
 Item 12. Security Ownership of Certain Beneficial Owners and Management.... 42
 Item 13. Certain Relationships and Related Transactions.................... 42

PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 43

            Signatures...................................................... 45

                                     PART I
ITEM 1.  BUSINESS

     Except for the historical statements contained herein, this Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks which are described throughout this Form 10-K, including under the sections titled "Products and Technology," "Customers and End Users," "Research and Development," "Manufacturing,"
"Competition," "Intellectual Property and Other Proprietary Rights" and "Employees" in Item 1 hereof and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results," in Item 7 of this Form 10-K. The actual results that Digital Link Corporation (the "Company" or "Digital Link") achieves may differ materially from any forward looking statements due to such risks and uncertainties.
     When used in this Form 10-K words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.
     Due to all the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Similarly, past performances are not necessarily indicative of future results. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Overview

     The Company designs, manufactures, markets and supports a broad range of high speed digital access products, ranging from 56 Kbps to 155 Mbps for global wide area networks ("WANs"). The Company's products are used by service
providers  as   infrastructure   equipment  and  by  business   enterprises  for
connectivity to WAN services, such as leased lines, Frame Relay, Switched Multimegabit Data Service ("SMDS") and Asynchronous Transfer Mode ("ATM"). The Company's products allow local area network ("LAN")-based internetworking devices, such as routers, to access WANs and also integrate data with digitized voice and video traffic for more efficient line utilization. Digital Link's products are used both in the customer premise equipment ("CPE") environment and in the networks of interexchange carriers ("IXCs"), Internet service providers ("ISPs") and telephone companies. The Company believes it is a leader in the WAN access products market because of its broad range of products and its diverse sales channels. The Company markets and sells its products in North America, Europe, South America and Asia primarily through its direct sales force, value-added resellers ("VARs") and original equipment manufacturers ("OEMs").
     The Company was incorporated in California in 1985. Its principal executive offices are located at 217 Humboldt Court, Sunnyvale, California 94089 and its telephone number is (408) 745-6200.

Industry Background

     The growing reliance on enterprise-wide networks to facilitate the sharing of information has created an environment in which the linkage of multiple LANs over wide area networks is critical to daily operations. Two types of WANs have developed to satisfy internetworking needs: private WANs, which are generally based on dedicated leased lines; and public WANs, which are based on centralized switching networks that route data to the proper destination. In private WANs, the functions of switching, routing and multiplexing are performed on the organization's premises utilizing customer-owned equipment and dedicated lines leased from telephone companies and IXCs. As an alternative to private WANs, telephone companies, ISPs and IXCs offer public WAN services. Companies that provide products for connecting LAN-based data networks to WANs must support both private and public WANs, including public WANs based on Frame Relay, SMDS and ATM technologies.
     In order for LANs to be interconnected to WANs, an interface is required to condition LAN-based data to a format appropriate for transmission over WANs. The Company believes equipment providers addressing the WAN access market must develop product solutions flexible enough to respond to the changing standards and network requirements associated with emerging WAN technologies, forge strong relationships with telephone companies and ISPs implementing these services and actively participate in standards development.

Products and Technology

     WAN Access and DL7100 Products

     The Company's principal products offer 56/64Kbps, T1/E1 and T3/E3 access to public and private WANs using Internet, Frame Relay, SMDS and ATM technology. The Company's products range from simple desktop or rack-mounted units for smaller sites to intelligent multi-processor systems that support multiple lines and integrate data with digitized voice and video for larger and more complex sites. Enterprises use these products to enable internetworking equipment such as routers to access WANs. The Company's products may also be used within the networks of telephone companies, ISPs and IXCs to provide access to their backbone networks. The list prices of the Company's products generally range from $300 to $40,000.
     The  Company's   access   products  are   classified  as  Digital   Service
Units/Channel Service Units ("DSUs/CSUs"), access multiplexers and inverse multiplexers. The Company's DSUs/CSUs generally provide the interface between a single data port and a single WAN line, and its access multiplexers are used to multiplex multiple data, voice or video ports over one or more WAN lines. Digital Link's inverse multiplexers break down high-speed data from a single source for transmission over multiple T1 WAN lines.
     The Company introduced its first T1 access products in 1985. In 1993, the Company introduced the second generation of its T1/E1 access products with certain enhanced features. Known as the Encore product line, these products provide interfaces to Ethernet and Token Ring LAN-based data traffic from internetworking devices and connects them to dedicated or Frame Relay-based 56Kbps and T1/E1 lines. Recently, the Company released a T1 access product that includes improved network management capabilities such as in-band management and integrated performance monitoring ("IPM"). This product in conjunction with a marketing agreement with NetScout Systems, Inc. will allow the Company to market a comprehensive enterprise management solution.
     In 1993, the Company introduced the DL3800 T1 inverse multiplexer in response to marketplace demand for a method of transporting information at data rates faster than T1 without the expense and availability issues associated with T3 lines. The DL3800 accepts data from a single high-speed data device and prepares it for transmission over as many as eight T1 lines. In June 1996, the Company introduced an international version of its inverse multiplexer product line.
     The Company introduced its first T3 access products in 1990. The Company's T3/E3 DSUs and multiplexers include the DL3100 T3/E3 Access Multiplexer which connects networking equipment to T3/E3 lines and is available with single or multiple ports. In May 1995, the Company introduced the DL3900 multiplexer shelf that allows customers to reduce the shelf space needed when installing multiple inverse multiplexers in the same location. It houses both T1 and inverse multiplexer modules and T3 access multiplexer modules to provide connectivity between central and DL3100 or DL3800 units at remote sites.
     The Company's SMDS and ATM access products consist of DSUs/CSUs and DL7100 access concentrators. In 1991, the Company began shipping the DL200, which is a DSU/CSU used to access public SMDS networks that operate over T1/E1 lines. In 1992, the Company began shipping the DL3200, which is a DSU used to access public SMDS and ATM networks that operate over T3/E3 lines. The DL3200 is now being used as a tool to facilitate the migration from SMDS to ATM networks.
     In support of the ATM infrastructure and to complement the large capacity ATM switches necessary for such an infrastructure, the Company has developed its DL7100 product (formerly known as the W/ATM GateWay Product) to connect non-ATM traffic and slower speed ATM traffic to these high-speed ATM switches. The DL7100 is a high-capacity system that multiplexes and switches voice, data, video, low-speed cell and Frame Relay for ATM transmissions. The Company recently added inverse multiplexing for ATM ("IMA") capability to the DL7100, which allows service providers to save costs by aggregating ATM cells onto multiple T1 lines, rather than through a single, higher-priced T3 trunk. The Company believes that its IMA capability is the first in the industry to fully conform to the ATM Forum's latest approved multiplexing specifications. The Company has experienced very limited customer interest to date for this product and is continuing development to enhance its functionality. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Other Factors That May Affect Future Operating Results -- Risks of Company's Involvement with Products for Emerging Markets" in Item 7 of this Form 10-K.
     The Company believes that network reliability and management are among the most important factors considered by users when selecting a network equipment supplier. In order to maximize network reliability, the Company has built monitoring and diagnostic tools into all of its products. In addition, the Company offers access products via Simple Network Management Protocol ("SNMP"), a standards-based network management system. SNMP provides a set of processes and procedures to manage all elements of a network, allowing a user to manage and control the entire network with one management system.
     The Company also provides an SNMP-based graphical user interface in its WANview technology solutions. WANview network management systems help service providers achieve high levels of service, increased network efficiency and reliability for improved operations because they can configure, maintain and test the Company's products. The Company's Management Access Processor ("MAP") allows customers to manage Digital Link products via a direct Ethernet LAN interface. This cost-effective interface provides a management access alternative independent of routers or terminal servers.
     The markets for the Company's products are characterized by rapid technological advances, product obsolescence, changes in customer requirements and evolving regulatory requirements and industry standards. The Company's future prospects will depend in part on its ability to enhance the functionality of its existing WAN access products in a timely manner and to identify, develop and achieve market acceptance of new products that address new technologies and meet market requirements. Any failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse affect on the Company's business and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Future Operating Results -- Company Must Respond to Technological Change" in Item 7 of this Form 10-K. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors.

Customers and End Users

     Digital Link's customers and end users are diverse and represent many industries. End users of private WANs that incorporate the Company's access products, as well as telephone companies, ISPs and IXCs that either incorporate the Company's products within their public networks or purchase the Company's access products for resale to end users, include major interexchange carriers, the Regional Bell Operating Companies ("RBOCs"), major domestic and international carriers, industrial, electronics and other companies and governments, universities and utilities.
     The Company sells a majority of its products to a relatively limited number of end users, VARs and telephone companies, certain of whom individually have historically represented more than 10% of the Company's net sales. There can be no assurance that the Company's current customers will continue to place orders with the Company or that the Company will be able to obtain orders from new customers. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders could cause material fluctuations in the Company's business and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net Sales," " -- Quarterly Results of Operations" and " -- Other Factors That May Affect Future Operating Results -- Operating Results May Fluctuate; Absence of Significant Backlog" in Item 7 of this Form 10-K.

Sales and Marketing

     The Company primarily markets its products worldwide directly to large end users, ISPs, IXCs and RBOCs and indirectly primarily through a network of VARs and OEMs to accommodate specific markets and customer support requirements. The Company's sales force focuses on (i) U.S. end users and ISPs, (ii) U.S. & Canadian IXCs and telephone companies ("carriers") and (iii) international customers. Each of these focus areas include one or more field-based system engineers to provide technical sales support. In addition, the Digital Link sales organization receives support from various groups within the Company such as the marketing department, which is responsible, among other things, for product marketing, customer service, and marketing communications.

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

     Carriers

     Digital Link's carrier sales force focuses on developing relationships with carriers in the U.S. and Canada and on understanding the network deployment strategies of these carriers. Products sold to carriers may be used (i) within a carrier's network in conjunction with the provision of their services, (ii) for resale in conjunction with a carrier's provision of services to an end user, or
(iii) to satisfy the needs of a carrier's management information systems, where the carrier is an end user of the products. The Company has entered into agreements with certain carriers in the United States to purchase its products. However, these agreements do not obligate the carriers to purchase any minimum quantity of the Company's products.

     International Customers

     Sales to international customers are primarily made through OEMs and selected VARs. International VARs authorized to sell the Company's products are located in several countries within Europe, South America and Asia. Support for the Company's products sold internationally is provided by the Company or its authorized VARs. The Company currently has offices in the United Kingdom and Germany.

Customer Support

     The Company believes that a high level of continuing service and support is integral to its objective of developing and maintaining long-term relationships with its customers. The Company's customer support personnel are responsible for servicing the Company's products and provide installation, technical training and post-sales support (primarily over the telephone). The Company's products generally have a warranty of at least 2 years and some CPE products have lifetime warranties. The Company offers free telephone support during normal business hours. The Company also offers customers the option of entering into a maintenance and support contract that can include telephone support seven days a week and 24 hours a day, emergency replacement programs and on-site support. Internationally, the Company provides customer support either directly or through full service VARs.

Research and Development

     The Company's research and development efforts are focused on developing new products, core technologies and enhancements to existing products. The Company's product development activities are based on customer requirements, marketplace needs and active participation by the Company in industry standards groups and forums.
     In 1997, 1996 and 1995, the Company's research and development expenditures were $11.0 million, $10.1 million, and $8.9 million, which represented 16.7%, 19.4% and 20.1%, respectively, of net sales. In addition, the Company incurred a charge for purchased research and development of $3.7 million in 1997 in connection with its acquisition of Performance Telecom Corporation. The Company's research and development efforts in 1997 primarily focused on the continued development of the Company's DL7100 product as well as on the expansion of its Encore product family by introducing new products and new features, including IPM, for existing Encore products. During 1998, the Company expects that it will continue to devote research and development resources to the development of its DL7100 product and anticipates continuing to maintain its focus on developing new products and features within its WAN access business. The Company considers its research and development efforts to be vital to its future success and anticipates that research and development expenditure, as a percentage of net sales will remain significant for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Research and Development" and "--Purchased Research and Development" in Item 7 of this Form 10-K.
     As referenced above, the Company's product development activities frequently address new WAN services and applications based on emerging technologies. The Company believes this strategy has often resulted in early market penetration for products based on these technologies. However, industry standards and requirements are more likely to change in new markets, which can adversely impact the Company's business and operating results. Moreover, technology and implementation approaches selected by the Company may be rendered obsolete by such changes, and a new market may not become widespread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Future Operating Results -- Company Must Respond to Technological Change" in Item 7 of this Form 10-K.
     The Company's success will depend upon its ability to develop new products that achieve market acceptance and to provide enhancements to existing products as required by the Company's customers and the communications marketplace. In order to meet the challenges of rapidly changing technologies and services and new industry standards that can render obsolete the Company's products, the Company has invested and expects to continue to invest substantial resources in the development of new products and technologies. The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities.
     As of December 31, 1997, the Company's research and development staff consisted of 72 employees, of whom 68 were engineers, and approximately half of such engineers were engaged principally in the development of software. The Company believes its ability to attract and retain qualified development personnel is essential to the success of its development programs. The market for such personnel is highly competitive, and the Company's development activities could be adversely affected if the Company is unsuccessful in attracting and retaining skilled technical personnel.

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

Competition

     The market for the Company's products is highly competitive. Many of the Company's customers purchase products from both the Company and the Company's competitors. The Company currently competes primarily with Adtran, Inc. ("Adtran"), Kentrox Industries, Inc., a subsidiary of ADC Telecommunications, Inc. ("Kentrox"), Larscom Inc. ("Larscom"), Paradyne Corporation ("Paradyne"), Verilink Corporation ("Verilink") and Visual Networks, Inc. ("Visual Networks"). Many of the Company's current and potential competitors have greater financial, research and development, intellectual property, marketing and other resources than those of the Company and have broader product lines and longer standing relationships with customers than the Company.
     The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from suppliers of internetworking equipment, such as routers, and telephone equipment, such as switches, which are including direct WAN interfaces in certain of their products. An increased reliance by customers on such suppliers for WAN access would reduce demand for the Company's products, which could have a material adverse affect on the Company's business and operating results. Increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net Sales" and "-- Gross Profit" in Item 7 of this Form 10-K. The Company anticipates that this increased pricing pressure will continue during 1998.
     The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including, but not limited to, price; announcements by the Company and its competitors; rapid development of new products and features; product quality and performance; experienced sales, marketing and service organizations; and evolving industry standards. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or that it will be able to compete successfully with new competitors.

Intellectual Property and Other Proprietary Rights

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company has been contacted by two separate parties who have expressed their belief that certain of the Company's products may infringe upon patents held by these two parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Future Operating Results -- Risk of Third Party Claims of Infringement," in Item 7 of this Form 10-K.
     The Company treats its software and hardware designs as proprietary and relies primarily on a combination of copyrights, trademark and trade secret laws, and employee and third party nondisclosure agreements, to protect its proprietary information. There can be no assurance that the contractual obligations to maintain the confidentiality of the Company's trade secrets or proprietary information will not be breached by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The Company has one patent with the U.S. Patent and Trademark office for certain ATM technology that expires in September 2011. However, there can be no assurance that such patent will prove to be important in the Company's product development efforts. Certain technologies used in the Company's products are licensed from third parties on a non-exclusive basis.

Employees

     As of December 31, 1997, the Company had 281 employees, of whom 72 were primarily engaged in research and development, 112 in sales, marketing and administration, 12 in customer support and 85 in manufacturing. From time to time, Digital Link employs contract labor to assist with its short-term personnel needs. The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company, and certain personnel have only limited experience in the Company's industry. In February 1998, Alan I. Fraser, the Company's President and Chief Executive Officer, resigned to pursue other interests. Vinita Gupta, Chairman of the Board, assumed the responsibilities of President and Chief Executive Officer upon Mr. Fraser's departure, and the Company recently began searching for an individual to succeed Ms. Gupta as President and Chief Executive Officer. In addition, the Company is searching for a Vice President, Sales. The current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important positions. The Company expects to continue to experience growth in the number of its employees, resulting in increased responsibilities for the Company's management. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company leases its 60,030 square foot principal facility, which is located in Sunnyvale, California, pursuant to a lease that expires in October 2003. Digital Link also leases 11,500 square feet of space in Rochester, New
York, as a research and development facility. The Company maintains sales operations in North America in Oak Brook, Illinois; Fort Lee, New Jersey; Houston, Texas; Irving, Texas; and Markham, Ontario. In Europe, the Company leases facilities in London, England, Munich, Germany and near Stuttgart, Germany. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code and in October 1996, a similar parallel lawsuit was filed in the United States District Court for the Northern District of California alleging violations of federal securities laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Future Operating Results -- Legal Proceedings," in Item 7 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company began trading in the over-the-counter market on the Nasdaq National Market on February 1, 1994 under the symbol "DLNK." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on the Nasdaq National Market for each quarterly period since January 1, 1996. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                         1997                      1996
                                  High         Low            High        Low
                                  -------------------------------------------
1st Quarter...................   $24.25       $12.50         $14.13      $ 8.19
2nd Quarter...................   $21.75       $13.75         $22.00      $ 9.75
3rd Quarter...................   $27.38       $18.88         $18.25      $12.75
4th Quarter...................   $26.25       $ 9.41         $23.75      $16.50

     As of December 31, 1997, there were 122 holders of record of the Company's Common Stock and approximately 1,200 beneficial owners.
     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of income data for the years ended December 31, 1997, 1996 and 1995, and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The consolidated statement of income data for the years ended December 31, 1994 and 1993 and the consolidated balance sheet data at December 31, 1995, 1994 and 1993 are derived from audited financial statements not included in this report.




                                                              Year Ended December 31,
                                                              -----------------------

(in thousands, except per share data)              1997      1996      1995      1994      1993
                                                   ----      ----      ----      ----      ----

Statement of Income Data:
Net sales .....................................   $66,008   $52,078   $44,344   $35,222   $22,509
Cost of sales .................................    29,078    21,457    16,769    11,927     7,540
                                                  -------   -------   -------   -------   -------
        Gross profit ..........................    36,930    30,621    27,575    23,295    14,969
                                                  -------   -------   -------   -------   -------

Expenses:
     Research and development .................    11,005    10,120     8,922     7,300     4,316
     Selling, general and administrative ......    22,019    16,150    13,958    10,514     7,494
     Purchased research & development .........     3,651         0         0         0         0
                                                  -------   -------   -------   -------   -------
        Total expenses ........................    36,675    26,270    22,880    17,814    11,810
                                                  -------   -------   -------   -------   -------
        Operating income ......................       255     4,351     4,695     5,481     3,159
Other income ..................................     2,524     2,495     2,281     1,098       242
                                                  -------   -------   -------   -------   -------
        Income before provision
        for income taxes ......................     2,779     6,846     6,976     6,579     3,401
Provision for income taxes ....................       847     2,149     2,162     2,171     1,197
                                                  -------   -------   -------   -------   -------
        Net income ............................   $ 1,932   $ 4,697   $ 4,814   $ 4,408   $ 2,204
                                                  =======   =======   =======   =======   =======
Earnings per share (basic)
--------------------------
Net income per share(1) .......................   $  0.21   $  0.52   $  0.55   $  0.55   $  0.32
                                                  =======   =======   =======   =======   =======
Shares used in computing per share
amounts(1) ....................................     9,249     9,107     8,783     7,976     6,891
                                                  =======   =======   =======   =======   =======
Earnings per share (diluted)
----------------------------
Net income per share(1) .......................   $  0.20   $  0.50   $  0.51   $  0.48   $  0.31
                                                  =======   =======   =======   =======   =======
Shares used in computing per share
amounts(1) ....................................     9,600     9,478     9,467     9,113     7,169
                                                  =======   =======   =======   =======   =======


                                            Year Ended December 31,
                                            -----------------------

(in thousands)                  1997      1996      1995      1994      1993
                                ----      ----      ----      ----      ----
Balance Sheet Data:
Cash, cash equivalents and
    marketable securities ... $42,429   $44,048   $37,609   $31,688   $ 4,505
Working capital .............  28,901    28,523    27,483    23,352     8,789
Total assets ................  66,056    62,733    54,755    46,829    14,687
Total shareholders' equity ..  57,334    53,802    47,773    40,211     9,905


------------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share. Amounts have been restated for the adoption of Statement of Financial Accounting Standard No. 128 "Earnings Per Share."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical statements contained herein, this Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks which are described throughout this Form 10-K, including under the sections titled "Products and Technology," "Customers and End Users," "Research and Development," "Manufacturing,"
"Competition," "Intellectual Property and Other Proprietary Rights" and "Employees" in Item 1 hereof and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results," in Item 7 of this Form 10-K. The actual results that Digital Link achieves may differ materially from any forward looking statements due to such risks and uncertainties.
     When used in this Form 10-K words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.
     Due to all the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Similarly, past performances are not necessarily indicative of future results. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Overview

     The Company designs, manufactures, markets and supports a broad range of high speed digital access products, ranging from 56 Kbps to 155 Mbps for global WANs. The Company's products are used by service providers as infrastructure equipment and by business enterprises for connectivity to WAN services, such as leased lines, Frame Relay, SMDS and ATM. The Company's products allow LAN-based internetworking devices, such as routers, to access WANs and also integrate data with digitized voice and video traffic for more efficient line utilization. Digital Link's products are used both in the CPE environment and in the networks of IXCs, ISPs and telephone companies. The Company believes it is a leader in the WAN access products market because of its broad range of products and its diverse sales channels. The Company markets and sells its products in North America, Europe, South America and Asia primarily through its direct sales force, VARs and OEMs.

Results of Operations

     The following table sets forth statement of income data as a percentage of net sales for the years ended December 31, 1997, 1996 and 1995:

                                                        Year Ended December 31,
                                                        -----------------------
                                                      1997      1996      1995
                                                      ----      ----      ----
Net sales ........................................    100.0%    100.0%    100.0%
Cost of sales ....................................     44.1      41.2      37.8
                                                     ------     ------    ------
        Gross profit .............................     55.9      58.8      62.2
                                                     ------     ------    ------

Expenses:
     Research and development ....................     16.7      19.4      20.1
     Selling, general and administrative .........     33.3      31.0      31.5
     Purchased research and development ..........      5.5         0         0
                                                      ------    ------    ------
        Total expenses ...........................     55.5      50.4      51.6
                                                      ------    ------    ------
        Operating income .........................      0.4       8.4      10.6
Other income .....................................      3.8       4.8       5.1
                                                      ------    ------    ------
        Income before provision for income taxes .      4.2      13.2      15.7
Provision for income taxes .......................      1.3       4.1       4.9
                                                      ------    ------    ------
        Net income ...............................      2.9%      9.1%     10.8%
                                                      ======    ======    ======

     Net Sales

     Net sales increased 27.0% to $66.0 million in 1997 from $52.1 million in 1996. The increase in 1997 was primarily attributable to an increase in unit sales of broadband (i.e., transmission rates in excess of T1/E1) products and to a lesser extent, an increase in unit sales of narrowband (i.e., transmission rates up to T1/E1) products. This increase was offset in part by decreased average selling prices on certain narrowband and broadband products as a result of price reductions made in the first half of 1997. Net sales increased 17% to $52.1 million in 1996 from $44.3 million in 1995. The increase in 1996 was primarily attributable to an increase in unit sales of both narrowband products in the Encore product family and domestic broadband products. These increases were offset in part by decreased unit sales of the Company's SMDS access products primarily sold in Europe and decreased average selling prices on certain of the Company's narrowband and broadband products as a result of price reductions made throughout 1996. The Company believes that the decrease in unit sales of the Company's SMDS access products in Europe in 1996 was due in part to delays in the further deployment of SMDS networks due to technical problems within the networks and market confusion in Europe among Frame Relay, SMDS and ATM technologies, which began in late 1995.
     During the fourth quarter of 1997, the Company experienced decreased demand from certain domestic carrier customers which resulted in significantly lower than anticipated levels of net sales and a net loss for the quarter. The Company anticipates that this market condition will continue through at least the first half of 1998, which will result in lower levels of net sales as compared to net sales in the first half of 1997. However, actual results could vary from the foregoing forward looking statements as a result of the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks described throughout this Form 10-K.
     In 1997, narrowband sales in absolute dollars increased by 15% and decreased as a percentage of net sales to 55% as compared to 61% in 1996.
Broadband sales increased in absolute dollars by 45% and increased as a percentage of net sales to 45% in 1997 as compared to 39% in 1996. Broadband sales as a percentage of net sales increased from 1996 to 1997 primarily as a result higher broadband sales to certain domestic carrier customers and ISPs. In 1997, narrowband sales increased primarily as a result of increased sales to ISPs and Frame Relay networks. In 1996, narrowband sales in absolute dollars increased by 28% and increased as a percentage of net sales to 61% as compared to 56% in 1995. Broadband sales increased in absolute dollars by 5% and decreased as a percentage of net sales to 39% in 1996 as compared to 44% in 1995. In 1996, narrowband sales increased primarily as a result of increased sales to ISPs and Frame Relay networks. Narrowband sales increased as a percentage of net sales from 1995 to 1996 primarily as a result of lower broadband sales of SMDS products in Europe. Broadband sales in absolute dollars increased in 1996 primarily as a result of higher sales to certain domestic carriers and ISPs, which were offset, in part by lower SMDS sales in Europe. Broadband sales as a percentage of net sales decreased from 1995 to 1996 primarily as a result of lower SMDS sales in Europe, which were slightly offset by higher broadband sales to certain domestic carrier customers and ISPs.
     International sales (including sales in Canada) represented approximately 17%, 17% and 28% of net sales in 1997, 1996 and 1995, respectively. The decrease in international sales as a percentage of net sales from 1995 to 1996 was primarily related to the decline in sales of the Company's SMDS products, as described above. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.
     In 1997, 1996 and 1995, net sales to MCI represented approximately 20%, 13% and 12%, respectively, of the Company's net sales. In addition, net sales to BBN Planet Corporation during 1996 was 13% of the Company's net sales and net sales to Siemens during 1995 was 11%. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders could cause material fluctuations in the Company's business and operating results. For example, in the quarter ended December 31, 1997, the Company experienced a shortfall in revenues as compared to its expectations, which was due primarily to lower than expected revenues from certain domestic carriers.

     Gross Profit

        Gross profit increased by 21% in 1997 to $36.9 million from $30.6 million for 1996. Gross margin decreased to 55.9% of net sales in 1997 as compared to 58.8% in 1996. This decrease in gross margin is primarily due to the above referenced price reductions, which were somewhat offset by a shift in the mix of products sold to include more broadband products, which generally have higher gross margins than narrowband products.
     Gross profit increased 11% to $30.6 million in 1996 from $27.6 million in 1995, while gross margin decreased to 58.8% from 62.2%. This decrease in gross margin in 1995 was primarily due to the above referenced price reductions, and to a lesser extent, a shift in the mix of products sold to include more narrowband products, which generally have lower gross margins than broadband products.
     A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this pricing pressure will continue at least through the end of 1998. In addition, the Company anticipates that its mix of products sold will change to include a higher percentage of narrowband products, which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins.

     Research and Development

     The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses increased 9% to $11.0 million in 1997 from $10.1 million in 1996. This increase is primarily attributable to higher personnel related expenses offset by a decrease in consulting fees related to the Company's DL7100 product. R&D expenses increased 13% to $10.1 million in 1996 from $8.9 million in 1995. This increase is primarily attributable to higher consulting fees related to the Company's DL7100 product, offset by a decrease in professional services, personnel related expenses and material costs for prototype products. As a percentage of net sales, R&D expenses were 16.7% in 1997 as compared to 19.4% in 1996. The decrease as a percentage of net sales was primarily the result of operating efficiencies from higher sales volume during the period. The Company anticipates that its R&D expenses in 1998 will increase in absolute dollars and may increase as a percentage of net sales as compared to 1997, as a result in part of an increase in personnel related costs due to the Company's acquisition of Performance Telecom. See "--Purchased Research and Development" below. However, actual results could vary from the foregoing forward looking statement due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses, achieve revenue levels and hire new personnel during 1998.
     All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

     Selling, General and Administrative

     The primary types of expenses included in selling, general and administrative ("SG&A") expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses increased 36% in 1997 to $22.0 million from $16.2 million in 1996. This increase is primarily attributable to higher personnel related expenses and, to a lesser extent, consulting expenses. SG&A expenses increased 16% for 1996 to $16.2 million from $14.0 million for 1995. This increase in absolute dollars was primarily a result of higher personnel related expenses, primarily within the sales and marketing organization, and higher evaluation product and promotional expenses. As a percentage of net sales, SG&A expenses increased to 33.4% for 1997 as compared to 31.0% for 1996. This increase as a percentage of net sales was primarily a result of a higher rate of growth in personnel related expenses compared to the rate of growth in net sales over the same period. As a percentage of net sales, SG&A expenses decreased slightly to 31.0% for 1996 as compared to 31.5% for the prior year. The decrease as a percentage of net sales was primarily the result of operating efficiencies from higher net sales during 1996. The Company believes SG&A expenses as a percentage of net sales will be higher for at least the first half of 1998 compared to 1997 as a result of anticipated lower levels of net sales for 1998 as compared to 1997.
     The Company has in the past hired more of its SG&A personnel and incurred increased expenses related to trade shows and other promotional activities during the first half of the year. Accordingly, SG&A expenses as a percentage of net sales are generally higher during the first half of the year. However, any decrease in such expenses as a percentage of net sales in the second half of the year are subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses and achieve revenue levels during such periods.

     Purchased Research and Development

     In  connection  with its  acquisition  of  certain  assets  and  in-process technology for $5 million in cash from Performance Telecom, for which technological feasibility had not been achieved, the Company incurred an expense of $3.7 million related to purchased research and development in the third quarter of 1997. Such in-process technology was valued, along with other acquired assets, in accordance with valuation techniques commonly used in the technology industry and was expensed upon acquisition in accordance with Financial Accounting Standard No. 2, "Accounting for Research and Development Costs." This technology enables network service providers to offer applications such as Internet access, interactive video services, remote data access and multimedia applications at multi-megabit-per-second speeds over standard voice-grade copper lines. The Company intends to integrate the acquired technologies into its existing products, but there can be no assurance that such integration will be completed in the expected time or at the expected cost.

     Other Income

     Other income includes primarily interest income and purchase discounts. Other income remained flat at $2.5 million in both 1997 and 1996. Other income increased 9% to $2.5 million in 1996 from $2.3 million in 1995. This increase was primarily a result of higher interest income due to higher rates of return on marketable securities.

     Provision for Income Taxes

     The Company's effective tax rate decreased to 30.5% in 1997 compared to 31.4% in 1996. This decrease is due primarily to increases in foreign sales corporation tax benefit and nontaxable municipal interest. The Company's effective rate increased to 31.4% in 1996 compared to 31.0% in 1995. This increase is due primarily to lower foreign sales which resulted in lower foreign sales corporation tax benefit.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It is effective for the Company's fiscal year 1998.
     In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1998.
     During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." The Company will be studying the implications of these Statements, but the impact of their implementation on the financial statements of the Company has not yet been determined.

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




                                                                         Quarter Ended
                                         -------------------------------------------------------------------------------------
                                         Mar. 31,   June 30,   Sept. 30,  Dec. 31,    Mar. 31,  June 30,   Sept. 30,   Dec. 31,
(in thousands, except per share data      1996       1996        1996       1996       1997       1997       1997        1997
                                         -------------------------------------------------------------------------------------

Net sales ............................  $ 10,203   $ 12,026   $ 14,127   $ 15,722   $ 16,038   $ 17,033   $ 18,529    $ 14,408
Cost of sales ........................     4,366      4,838      5,666      6,587      6,816      6,856      7,948       7,458
                                        --------   --------   --------   --------   --------   --------   --------    --------
     Gross profit ....................     5,837      7,188      8,461      9,135      9,222     10,177     10,581       6,950
                                        --------   --------   --------   --------   --------   --------   --------    --------
Expenses:
   Research and development ..........     2,050      2,335      2,749      2,986      3,032      2,594      2,603       2,776
   Selling, general and ..............     3,584      4,145      4,206      4,215      4,916      5,768      5,858       5,477
         administrative
   Purchased research & development .          0          0          0          0          0          0      3,651           0
                                        --------   --------   --------   --------   --------    --------  --------    --------
      Total expenses .................     5,634      6,480      6,955      7,201      7,948      8,362     12,112       8,253
                                        --------   --------   --------   --------   --------   --------   --------    --------
     Operating income ................       203        708      1,506      1,934      1,274      1,815     (1,531)     (1,303)
Other income .........................       633        574        625        663        641        638        646         599
                                        --------   --------   --------   --------   --------   --------   --------    --------
     Income before provision for
        income taxes .................       836      1,282      2,131      2,597      1,915      2,453       (885)       (704)
Provision for income taxes ...........       280        430        650        789        583        748       (270)       (214)
                                        --------   --------   --------   --------   --------   --------   --------    --------
     Net income (loss) ...............  $    556   $    852   $  1,481   $  1,808   $  1,332   $  1,705   $   (615)   $   (490)
                                        ========   ========   ========   ========   ========   ========   ========    ========
Earnings per share (basic)
--------------------------
Net income (loss) per share ..........  $   0.06   $   0.09   $   0.16   $   0.20   $   0.14   $   0.19   $  (0.07)   $  (0.05)
                                        ========   ========   ========   ========   ========   ========   ========    ========
Shares used in computing per
share amounts  .......................     9,007      9,082      9,149      9,187      9,190      9,188      9,240       9,375
                                        ========   ========   ========   ========   ========   ========   ========    ========
Earnings per share (diluted)
----------------------------
Net income (loss) per share ..........  $   0.06   $   0.09   $   0.16   $   0.19   $   0.14   $   0.18   $  (0.07)   $  (0.05)
                                        ========   ========   ========   ========   ========   ========   ========    ========
Shares used in computing per
share amounts ........................     9,352      9,449      9,451      9,659      9,577      9,506      9,240       9,375
                                        ========   ========   ========   ========   ========   ========   ========    ========

     The Company acquired certain assets of Performance Telecom in September 1997, incurring a one-time charge of $3.7 million for purchased research and development. As a result, the Company incurred a net loss in the third quarter of 1997.
     A significant portion of the Company's business is derived from substantial orders placed by large end-users and telephone companies. The timing of such orders can, in general, cause material fluctuations in the Company's operating results and was of particular significance in the fourth quarter of 1997 where weaker than expected demand from certain domestic carrier customers together with expense levels geared in expectation of higher revenue levels combined to produce a net loss.
     The Company has in the past hired more of its SG&A personnel primarily within the sales and marketing organizations, and incurred increased expenses related to trade shows and other promotional activities, during the first half of the year. In the first half of 1997, the Company increased its sales organization personnel in anticipation of increased revenue opportunities.
     A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. For example, periodically throughout 1996 and in the first half of 1997, the Company reduced the prices on some of its access products to address competitive pricing pressures, which adversely affected the Company's gross margins during 1996 and 1997. The Company anticipates that this increased pricing pressure will continue at least through 1998. In addition, the mix of products sold may continue to change to include a higher percentage of narrowband products that generally have lower gross margins and would therefore adversely affect the Company's overall gross margins. Other factors that may cause fluctuations in the Company's operating results include the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, seasonal capital spending patterns of large domestic customers, changes in sales volumes through the Company's distribution channels, the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based, in part, on its expectations of future revenue. The Company typically operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner, which would adversely affect operating results.

Liquidity and Capital Resources

     With the exception of $1.0 million that the Company received from the sale of Preferred Stock in 1987, through 1993 the Company financed its operations and capital equipment requirements primarily from cash flows from operations. In early 1994, the Company sold approximately 1,937,500 shares of common stock at a price per share of $14.00 in its initial public offering. The Company has added the net proceeds of that offering to working capital, where such proceeds are available to support general corporate purposes.
     The Company's working capital increased to $28.9 million at December 31, 1997 from $28.5 million at December 31, 1996 and $27.5 million at December 31, 1995. The Company's cash, cash equivalents and long and short-term marketable securities decreased to $42.4 million at December 31, 1997 from $44.0 million at December 31, 1996 and $37.6 million at December 31, 1995. Net cash provided by operating activities was $5.8 million, $6.4 million and $4.6 million in 1997, 1996 and 1995, respectively. The Company paid $5 million for certain assets of Performance Telecom in the third quarter of 1997, accounting for much of the decline in cash, cash equivalents and long and short-term marketable securities at the end of 1997. The decline in net cash provided by operating activities from 1996 to 1997 was largely due to a shortfall in the fourth quarter of 1997 in net sales as discussed under "--Results of Operations -- Net Sales" and "Quarterly Results of Operations," and the related decline in net income for 1997. In addition, investments were made in inventory during 1997 in anticipation of higher levels of net sales that did not materialize. In 1996, net cash provided by operating activities was primarily a result of net income, a decrease in accounts receivable and an increase in accounts payable and accrued payroll and other accrued expenses, offset to some extent by increased inventories. To date, the Company has not experienced any material inventory obsolescence as a result of new product development, but there can be no assurance that future product development efforts will not render Company products obsolete. Leasehold improvements and capital equipment additions were $2.3 million in 1997, $1.3 million in 1996, and $1.4 million in 1995. Net cash used in financing activities amounted to $10,000 in 1997 as compared to net cash provided by financing activities of $812,000 and $852,000 in 1996 and 1995 respectively, primarily from the proceeds of employee stock options and purchases. The use of cash in financing activities in 1997 was due primarily to the Company's repurchase of $2.4 million of its Common Stock, offset by the proceeds from the exercise of stock options and employee stock purchases.
     In October 1996, the Company's Board of Directors announced the authorization for the Company to repurchase up to 500,000 shares of common stock for cash from time to time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions, at which time the stock will be retired. No time limit was set for completion of the program. The Company purchased 142,000 shares of common stock under this program in 1997 at a cost of $2,422,000.
     The Company believes that existing cash and cash flows from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition to the factors set forth above in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," there are a number of other factors that may affect the Company's future operating results.

Operating Results May Fluctuate; Absence of Significant Backlog

     The Company believes that the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers could in the future affect operating results. Other factors that may cause fluctuations in the Company's operating results include, but are not limited to, seasonal capital spending patterns of large domestic customers, changes in the product mix sold toward narrowband products that yield lower gross margins, completion of the build out of carrier and ISP infrastructures, the timing of new product announcements and introductions by the Company and its competitors, changes in sales volumes through the Company's distribution channels, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which would adversely affect operating results. The Company's industry has in the last several years been characterized by declining prices on existing products, therefore continual improvement of manufacturing efficiencies and enhancements to existing products are required to maintain gross margins.

Market for the Company's Products is Highly Competitive

     The market for the Company's products is highly competitive. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from suppliers of internetworking equipment, such as routers, and telephone equipment, such as switches, which are including a direct WAN interface in certain of their products. An increased reliance by customers on such suppliers for WAN access would reduce demand for the Company's products, which would have a material adverse affect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this pricing pressure will continue at least through 1998.

Company Depends on Key Personnel

     The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company and certain personnel have only limited experience in the Company's industry. In February 1998, Alan I. Fraser, the Company's President and Chief Executive Officer, resigned to pursue other interests. Vinita Gupta, Chairman of the Board, assumed the responsibilities of President and Chief Executive Officer upon Mr. Fraser's departure, and the Company recently began searching for an individual to succeed Ms. Gupta as President and Chief Executive Officer. In addition, the Company is searching for a Vice President, Sales. The current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important positions.

Company Must Respond to Technological Change

     The Company's future prospects will depend in part on its ability to enhance the functionality of its existing WAN access products and DL7100 products (formerly known as the W/ATM GateWay Products) in a timely manner and to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in the WAN access market. Any failure by the Company to anticipate or to respond adequately to competitive solutions, technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse affect on the Company's business and operating results. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors. New products could also render certain of the Company's existing products obsolete. Either of these events could materially adversely affect the Company's business and operating results.

Risks of Company's Involvement With Products for Emerging Markets

     The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments, including the Company's DL7100 product. The Company has experienced delays in the development of the DL7100 product, in part related to technical problems that required some software to be redesigned. This became available for revenue shipments in the second half of 1997. The Company has experienced very limited customer interest to date of this product in the marketplace. The Company does not anticipate that the DL7100 revenue will become a significant portion of the Company's revenue until at least 1999. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties that could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. There can be no assurance that the market for ATM infrastructure products will continue to develop, the DL7100 will meet the needs of the emerging ATM market or any other market or, that products currently available or under development by competitors would not directly compete with the DL7100 product. The occurrence of any of these events would have a material adverse affect on the Company's business and operating results.

Risks Associated with Acquisitions

     The Company completed an acquisition of Performance Telecom in the third quarter of 1997 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. In addition, acquisitions involve numerous risks, including difficulties in managing diverse geographic sales and research and development operations, risks of entering markets in which the Company has no or limited direct prior experience, difficulties in the assimilation of the technologies and products of the acquired companies and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its recent acquisition, could have a material adverse affect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

     The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address, this issue. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will not be material to the Company expenses during 1998 and 1999. The Company doe not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Legal Proceedings

     In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. To date, the Superior Court has dismissed portions of plaintiff's state court complaint without leave to amend. The Superior Court also dismissed five of the individual defendants without leave to amend and another individual defendant with leave to amend. The Superior Court also denied motions to dismiss filed by the Company and two other individual defendants with respect to the remaining portions of the complaint. Plaintiff has filed a third amended complaint that names the Company and three individual defendants. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. The Company also moved to dismiss the federal complaint. On September 11, 1997, the Court granted the Company's motion to dismiss. The Court granted plaintiff leave to file, and plaintiff has filed, an amended complaint. The Company has moved to dismiss the amended complaint. There has been no discovery in the federal action, and no trial date has been set.
     The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

Risk of Third Party Claims of Infringement

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has on several occasions expressed its belief that certain of the Company's products, including its CSU/DSUs, may infringe upon patents held by it and has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. The Company does not believe that there is merit to Larscom's claim. Management, after review and consultation with counsel, believes that the ultimate resolution of both these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company accrued certain amounts for these matters in prior years, it is currently unable to estimate the possible loss or range of loss regarding these matters. Therefore, the ultimate resolution of these matters could result in payments in excess of the amounts accrued in the accompanying financial statements and require royalty payments in the future which could adversely impact gross margins. There can be no assurance that other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

Possible Adverse Changes in Future Market Price

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The financial statements required by this item are set forth below.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  Page

Report of Independent Accountants ........................................   25

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1997 and 1996 ........   26

     Consolidated Statements of Income for each of the three years in the
     period ended December 31, 1997 ......................................   27

     Consolidated Statements of Shareholders' Equity for each of the three
     years in the period ended December 31, 1997 .........................   28

     Consolidated Statements of Cash Flows for each of the three years in
     the period ended December 31, 1997 ..................................   29

     Notes to Consolidated Financial Statements ..........................   30

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Digital Link Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Digital Link Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Link Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                COOPERS & LYBRAND L.L.P.


San Jose, California
January 20, 1998


                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                                              December 31,
                                                                              ------------
                                                                             1997      1996
                                                                             ----      ----
Current assets:
         Cash and cash equivalents .....................................   $ 2,504   $ 2,043
         Short-term marketable securities ..............................    18,026    19,585
         Accounts receivable, less allowance for doubtful accounts of
         $517 in 1997 and $465 in 1996 .................................     5,193     6,490
         Inventories, net ..............................................     8,163     5,920
         Prepaid and other current assets ..............................     1,433     1,131
         Deferred income taxes .........................................     2,304     2,285
                                                                           -------   -------
                  Total current assets .................................    37,623    37,454

Property and equipment, net ............................................     3,325     2,147
Long-term marketable securities ........................................    21,899    22,420
Deferred income taxes ..................................................     2,062       418
Other assets ...........................................................     1,147       294
                                                                           -------   -------
                           Total assets ................................   $66,056   $62,733
                                                                           =======   =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable ..............................................   $ 2,407   $ 2,300
         Accrued payroll and related expense ...........................     2,344     1,648
         Other accrued expenses ........................................     3,785     3,442
         Income taxes payable ..........................................       186     1,541
                                                                           -------   -------
                  Total current liabilities ............................     8,722     8,931

Commitments and contingencies (Note 3)
Shareholders' equity:
         Preferred stock, no par value:
              Authorized:  5,000,000 shares;
              Issued and outstanding:  none in 1997 and 1996
         Common stock, no par value:
              Authorized:  25,000,000 shares;
              Issued and outstanding:  9,427,306 shares in 1997 and
              9,218,150 shares in 1996 .................................    34,609    30,913
         Unrealized gain on marketable securities ......................       107       257
         Retained earnings .............................................    22,618    22,632
                                                                           -------   -------
                  Total shareholders' equity ...........................    57,334    53,802
                                                                           -------   -------

                           Total liabilities and shareholders' equity ..   $66,056   $62,733
                                                                           =======   =======




     The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
--------------------------------------------------------------------------------


                                                      Year Ended December 31,
                                                      -----------------------
                                                     1997      1996      1995
                                                     ----      ----      ----
Net sales ......................................   $66,008   $52,078   $44,344
Cost of sales ..................................    29,078    21,457    16,769
                                                   -------   -------   -------
       Gross profit ............................    36,930    30,621    27,575
                                                   -------   -------   -------

Expenses:
    Research and development ...................    11,005    10,120     8,922
    Selling, general and administrative ........    22,019    16,150    13,958
    Purchased research and development .........     3,651        --        --
                                                   -------   -------   -------
       Total expenses ..........................    36,675    26,270    22,880
                                                   -------   -------   -------
       Operating income ........................       255     4,351     4,695
Other income ...................................     2,524     2,495     2,281
                                                   -------   -------   -------
       Income before provision for income taxes      2,779     6,846     6,976
Provision for income taxes .....................       847     2,149     2,162
                                                   -------   -------   -------
       Net income ..............................   $ 1,932   $ 4,697   $ 4,814
                                                   =======   =======   =======
Earnings per share (basic)
--------------------------
Net income per share ...........................   $  0.21   $  0.52   $  0.55
                                                   =======   =======   =======
Shares used in computing per share amounts .....     9,249     9,107     8,783
                                                   =======   =======   =======
Earnings per share (diluted)
----------------------------
Net income per share ...........................   $  0.20   $  0.50   $  0.51
                                                   =======   =======   =======
Shares used in computing per share amounts .....     9,600     9,478     9,467
                                                   =======   =======   =======












     The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                                 Unrealized
                                                                                                    Gain
                                                                                                  (Loss) on
                                                    Preferred Stock           Common Stock        Marketable   Retained
                                                   Shares      Amount       Shares     Amounts    Securities   Earnings    Total
                                                   -----------------------------------------------------------------------------

Balances, December 31, 1994 ....................       --         --         8,628    $ 27,162         (72)   $ 13,121    $ 40,211
                                                 --------   --------      --------    --------    --------    --------    --------
    Issuance of common stock in connection with:
      Stock option plan ........................       --         --           356         600        --          --           600
      Stock purchase plan ......................       --         --            16         252        --          --           252
    Tax benefit related to disqualifying
      dispositions from exercise of stock
      options ..................................       --         --            --       1,269         --         --         1,269
    Unrealized loss on marketable
      securities ...............................       --         --            --          --        627         --           627
    Net income .................................       --         --            --          --         --       4,814        4,814
                                                 --------   --------      --------    --------   --------    --------     --------
Balances, December 31, 1995 ....................       --         --         9,000      29,283        555      17,935       47,773
    Issuance of common stock in connection with:
      Stock option plan ........................       --         --           199         546         --          --          546
      Stock purchase plan ......................       --         --            19         266         --          --          266
    Tax benefit related to disqualifying
      dispositions from exercise of stock
      options ..................................       --         --            --         818         --          --          818
    Unrealized loss on marketable
      securities ...............................       --         --            --          --       (298)         --         (298)
    Net income .................................       --         --            --          --         --       4,697        4,697
                                                   --------   --------    --------    --------    --------    --------    --------
   Balances, December 31, 1996 .................       --         --         9,218      30,913        257      22,632       53,802
    Issuance of common stock in connection with:
      Stock option plan ........................       --         --           311       1,885         --          --        1,885
      Stock purchase plan ......................       --         --            40         527         --          --          527
      Repurchase of common stock ...............       --         --          (142)       (476)        --      (1,946)      (2,422)
    Tax benefit related to disqualifying
      dispositions from exercise of stock
      options ..................................       --         --            --       1,760        --           --        1,760
   Unrealized loss on marketable
      securities ...............................       --         --            --          --      (150)          --        (150)
    Net income .................................       --         --            --          --        --        1,932       1,932
                                                  --------   --------     --------    --------   --------    --------    --------
Balances, December 31, 1997 ....................       --         --         9,427    $ 34,609    $  107     $ 22,618    $ 57,334
                                                  ========   ========     ========    ========    =======    ========    ========








     The accompanying notes are an integral part of these consolidated financial statements

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year Ended December 31,
                                                                         1997        1996        1995
                                                                         ----        ----        ----
Cash flows from operating activities:
   Net income ......................................................   $  1,932    $  4,697    $  4,814
   Adjustments to reconcile net income to net cash flows
      provided by operating activities:
      Depreciation and amortization ................................      1,224         752       1,720
      Amortization of goodwill .....................................         28          --          --
      Provision (reduction in allowance) for doubtful accounts .....         66        (383)        434
      Provision (reduction in allowance) for excess and obsolete
        inventories ................................................        555         457        (160)
      R&D write-off on acquisition .................................      3,651          --          --
      Deferred income taxes ........................................     (1,663)       (482)       (213)
      Changes in assets and liabilities:
         Accounts receivable .......................................      1,686       1,583        (405)
         Inventories ...............................................     (2,315)     (1,774)     (1,819)
         Prepaid and other current assets ..........................       (284)       (402)       (148)
         Accounts payable ..........................................        107       1,136        (656)
         Accrued payroll and other accrued expenses ................        421         700        (407)
         Income taxes payable ......................................        405         114       1,427
                                                                        -------    --------    --------
             Net cash flows provided by operating activities .......      5,813       6,398       4,587
                                                                        -------    --------    --------

Cash flows from investing activities:
   Purchases of marketable securities ..............................    (22,740)    (34,915)    (32,008)
   Maturities of marketable securities .............................     24,670      24,391      13,168
   Sales of marketable securities ..................................         --       4,008      12,816
   Acquisition of Performance Telecom Corporation assets ...........     (5,000)         --          --
   Acquisition of property and equipment ...........................     (2,272)     (1,290)     (1,414)
                                                                       --------    --------    --------
             Net cash flows used in investing activities ...........     (5,342)     (7,806)     (7,438)
                                                                       --------    --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and employee stock ......      2,412         812         852
        purchases
   Repurchase of common stock ......................................     (2,422)         --          --
                                                                       --------    --------    --------
             Net cash flows provided by (used in) financing activities      (10)        812         852
                                                                        --------    --------    --------

                  Net increase (decrease) in cash and cash
                  equivalents .......................................        461        (596)     (1,999)

Cash and cash equivalents at beginning of year .....................       2,043       2,639       4,638
                                                                        --------    --------    --------

Cash and cash equivalents at end of year ...........................    $  2,504    $  2,043    $  2,639
                                                                        ========    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes ......................    $  2,377    $  1,727    $    662
                                                                       --------    --------    --------
   Cash received during the year for income taxes ..................    $     85    $     27    $  1,137
                                                                        ========    ========    ========

Supplemental schedule of noncash investing and financing activities:
   Unrealized gain (loss) on securities carried at market ..........    $   (150)   $   (298)   $    627
                                                                        ========    ========    ========
   Tax benefit related to disqualifying dispositions from exercise
       of stock option ............................................     $  1,760    $    818    $  1,269
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

     Property and Equipment:

     Property and equipment is stated at cost. Effective January 1, 1996, the Company adopted the straight-line method of depreciation for all property and equipment placed in service after that date. Property and equipment placed in service prior to January 1, 1996 continues to be depreciated using the double-declining balance method. The estimated useful lives under either method range from three to five years. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

     Fair Value:

     The fair value of cash equivalents and marketable securities is disclosed in relevant notes to the financial statements. For all other financial instruments, the carrying amount approximates fair value.

     Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments in marketable securities and accounts receivable.
     The Company currently places its investments with three high credit qualified financial institutions. With respect to accounts receivable, the Company's customer base is dispersed across many different geographic areas. While its customers are dispersed across many industries, a substantial portion of its sales are from ISPs and domestic carriers. The Company performs ongoing credit evaluations of its customers, generally does not require collateral and maintains an allowance for potential credit losses. At December 31, 1997, there were three customers with balances individually in excess of 5% of total accounts receivable versus six customers at December 31, 1996. Jointly, these customers accounted for 23% of total accounts receivable at December 31, 1997 versus 46% at December 31, 1996.

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

     Computation of Net Income per Share:

     Basic and diluted income per share is computed in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). All per share amounts have been restated in accordance with SFAS. 128. The weighted average shares used in the computations for 1997, 1996 and 1995, were 9,249,000, 9,107,000 and 8,783,000. The Company adopted SFAS 128 for the year ended December 31, 1997.

                                                   1997     1996     1995
                                                   ----     ----     ----
Basic
-----
Weighted-average common shares outstanding
     for the period ...........................    9,249    9,107    8,783
Shares used in computing per share amounts ....    9,249    9,107    8,783
                                                  ------   ------   ------
Net income ....................................   $1,932   $4,697   $4,814
                                                  ======   ======   ======

Net income per share ..........................   $ 0.21   $ 0.52   $ 0.55
                                                  ======   ======   ======

                                                      1997     1996      1995
                                                      ----     ----      ----
Diluted
-------
Weighted-average common shares outstanding
     for the period ..............................    9,249    9,107    8,783
Common equivalent shares from conversion of
     stock options under treasury stock method ...      351      371      684
                                                     ------  -------  -------
Shares used in computing per share amounts .......    9,600    9,478    9,467
                                                     ------  -------  -------
Net income .......................................   $1,932   $4,697   $4,814
                                                     ======   ======   ======

Net income per share .............................   $ 0.20   $ 0.50   $ 0.51
                                                     ======   ======   ======

     Advertising Costs:

     Costs related to advertising and promotion of products is charged to advertising expense as incurred. Advertising expense was $1,750,000, $1,408,000 and $931,000 for 1997, 1996 and 1995, respectively.

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

     Foreign Currency Translation:

     The Company's foreign subsidiaries use the United States dollar as their functional currency. Resulting foreign transaction gains and losses, which have been insignificant, are included in the results of operations.

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


     Stock-Based Compensation:

     The Company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosure in
Note 4 to the financial statements as if the measurement provisions of SFAS No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," had been adopted.

     Recent Pronouncements:

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.
It is effective for the Company's fiscal year 1998.
     In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1998.
     During October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition." The Company will be studying the implications of these Statements, but the impact of their implementation on the financial statements of the Company has not yet been determined.

     Balance Sheet Reclassifications:

     Certain balance sheet items have been reclassified in 1996 in order to conform to the 1997 presentation.


     2.  Balance Sheet Detail:


     Marketable Securities:

                                                                December 31,
                                                         1997                1996
                                                         ----                ----
                                                              (in thousands)

                                                              Market             Market
                                                    Cost      Value     Cost     Value
Debt securities:
     U.S. government corporations and ..........   $24,689   $24,679   $21,829   $22,050
         agencies
     U.S. treasury bills .......................        --        --     2,007     2,007
     State and municipal securities ............    15,129    15,246    15,361    15,387
     Other .....................................        --        --     2,551     2,561
                                                   -------   -------   -------   -------
                                                   $39,818   $39,925   $41,748   $42,005
                                                   =======   =======   =======   =======

     Gross unrealized gains and unrealized losses for marketable securities were $136,000 and $29,000, respectively, at December 31, 1997 and $288,000 and
$31,000, respectively, at December 31, 1996.
     At December 31, 1997, scheduled maturities of marketable securities within one year are $18,026,000 (cost $17,947,000) and for one year to five years are $21,899,000 (cost $21,871,000).

     Inventories, net:

                                        December 31,
                                       1997     1996
                                       ----     ----
                                       (in thousands)

Raw materials .....................   $2,952   $2,255
Work in progress ..................    2,275    2,301
Finished goods ....................    2,936    1,364
                                      ------   ------
                                      $8,163   $5,920
                                      ======   ======

     The Company's products are concentrated in a single segment in the telecommunications industry that is highly competitive and rapidly changing. Significant technological changes in the industry segment could affect operating results adversely. The Company's inventories include high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating the required allowance to reduce recorded amounts to market values, such estimates could change in the future. In addition, certain semiconductor devices and components and subassemblies are presently available only from single sources, and certain other components are presently available or acquired only from a limited number of sources.

     Property and Equipment, net:

                                                             December 31,
                                                         1997        1996
                                                         ----        ----
                                                          (in thousands)

Manufacturing and development equipment .............  $  9,328    $  6,442
Furniture and fixtures ..............................       520       1,043
Leasehold improvements ..............................       215         201
                                                       --------    --------
                                                         10,063       7,686
                                                       --------    --------
Less accumulated depreciation and amortization ......    (6,738)     (5,539)
                                                       --------    --------
                                                       $  3,325      $2,147
                                                       ========    ========

     Other Accrued Expenses:

                                                      December 31,
                                                    1997       1996
                                                    ----       ----
                                                     (in thousands)

Product warranty ................................   $1,029   $  795
Deferred product revenue ........................      123       99
Other ...........................................    2,633    2,548
                                                    ------   ------
                                                    $3,785   $3,442
                                                    ======   ======

3.   Commitments and Contingencies:

     Commitments:

     The Company leases its headquarters facility under an operating lease. Under the terms of the lease agreement, the Company is responsible for insurance, maintenance and property taxes.

     Future minimum lease payments under the lease are as follows at December 31, 1997 (in thousands):

                      1998                                         $1,021
                      1999                                          1,072
                      2000                                          1,126
                      2001                                          1,182
                      2002                                          1,241
                      2003                                          1,019
                                                                    -----
                      Total minimum lease payments                 $6,661
                                                                   ======

     Rent expense was $883,000,  $619,000 and $510,000 for 1997,  1996 and 1995,
respectively.

     Contingencies:

     Certain third parties have expressed their belief that certain of the Company's products may infringe patents held by them and have suggested that the Company acquire licenses to such patents. The Company believes that licenses, to the extent required, will be available; however, no assurance can be given that the terms of any offered licenses would be favorable to the Company. Management, after review and consultation with counsel, believes that the ultimate resolution of these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company accrued certain amounts for these matters in prior years, it is currently unable to estimate the possible loss or range of loss regarding these matters. The ultimate resolution of these matters could result in payments in excess of the amounts accrued in the accompanying financial statements and require royalty payments in the future which could adversly impact gross margins.

     In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. To date, the Superior Court has dismissed portions of plaintiff's state court complaint without leave to amend. The Superior Court also dismissed five of the individual defendants without leave to amend and another individual defendant with leave to amend. The Superior Court also denied motions to dismiss filed by the Company and two other individual defendants with respect to the remaining portions of the complaint. Plaintiff has filed a third amended complaint that names the Company and three individual defendants. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. The Company also moved to dismiss the federal complaint. On September 11, 1997, the Court granted the Company's motion to dismiss. The Court granted plaintiff leave to file, and plaintiff has filed, an amended complaint. The Company has moved to dismiss the amended complaint. There has been no discovery in the federal action, and no trial date has been set. The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. No provision for any liability that may result upon adjudication has been made on the accompanying financial statements.

4.   Shareholders' Equity:

     Stock Options Plan:

     The Company has a 1992 Equity Incentive Plan ("Plan"), which succeeds the Company's prior plan. All outstanding stock options issued under the prior plan will continue to be governed by the terms and conditions of that plan, but no additional stock options will be granted under that prior plan. During 1995, an additional 500,000 shares were authorized for grant or sale to employees, officers, directors and consultants of the Company under the Plan. During 1997, an additional 800,000 shares were authorized for grant or sale to employees, officers, directors and consultants of the Company under the Plan. The Plan expires ten years after its adoption.
     Options granted under the Plan may be either incentive stock options or nonqualified stock options, as designated by the Board of Directors. The Plan provides that the exercise price of options granted must be no less than the fair market value of the Company's common stock at the date of grant. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. Generally, options granted under the Plan through October 31, 1995 become exercisable annually as to 20% and options granted on or after October 31, 1995 become exercisable as to 25% of the shares one year after the first vesting date and thereafter with respect to an additional 2.084% at the end of each succeeding month.
     The Plan also provides for the award of common stock based on performance and the sale of restricted stock to eligible persons at the fair market value of the common stock of the Company at the date of sale or at discounts of up to 15%, as determined by the Board of Directors. All restricted stock awards under this Plan are subject to a repurchase option that expires over a five year period at the original issuance price. As of December 31, 1997, no restricted stock awards have been issued under the Plan.

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

     Activity under the Plan and the Directors Plan during 1997, 1996 and 1995 is as follows:

                                                    (in thousands, except per share amounts)
                                                              Outstanding Options
                                    ------------- ------------- ----------------- ------------- -------------
                                                                                                  Weighted
                                       Shares        Number          Price                         Average
                                     available        of              per          Aggregate      Exercise
                                     for grant       Shares          Share           Price         Price
                                     ---------------------------------------------------------------------
Balances, December 31, 1994 .           974           1,435       $0.33-$21.75       7,329       $   5.11
   Additional shares reserved           500              --           --                --             --
   Options granted ..........          (561)            561      $15.25-$28.25      10,882       $  19.40
   Options exercised ........            --            (356)      $0.33-$15.12        (600)      $   1.69
   Options cancelled ........           178            (178)      $0.67-$28.25      (1,798)      $  10.10
                                    -------        --------                        -------
 Balances, December 31, 1995 .        1,091           1,462       $0.60-$28.25      15,813       $  10.82
   Options granted ..........          (984)            984      $10.125-$23.25     15,302       $  15.55
   Options exercised ........            --            (199)      $0.60-$21.75        (546)      $   2.74
   Options cancelled ........           425            (425)      $0.83-$28.25      (6,079)      $  14.30
                                    -------        --------                        -------
Balances, December 31, 1996 .           532           1,822       $0.83-$28.25      24,490       $  13.45
   Additional shares reserved           800              --            --               --             --
   Options granted ..........          (540)            540      $13.25-$25.75       9,637       $  17.86
   Options exercised ........            --            (311)     $12.50-$27.375     (1,885)      $   6.06
   Options cancelled ........           434            (434)      $1.00-$28.25      (6,029)      $  13.91
                                    -------        --------                        -------
Balances, December 31, 1997 .         1,226           1,617       $1.00-$28.25      26.213       $  16.23
                                    =======        ========                        =======

The weighted-average fair value of those options granted in 1997 and 1996 was $11.63 and $8.47, respectively. Options to purchase 481,000 shares, 350,000 shares, and 267,000 shares were exercisable with a weighted-average exercise price of $14.65, $8.88, and $4.68, at December 31, 1997, 1996 and 1995,
respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                                                            (number of options in thousands)
                                                  Options Outstanding                     Options Exercisable
                                   -------------------------------------------------------------------------------
                                                        Weighted
                                                         Average
                                         Number        Remaining                          Number         Weighted
                                     Outstanding at                    Weighted       Exercisable at     Average
                                      December 31,    Contractual       Average        December 31,      Exercise
Range of Exercise Price                   1997        Life (years)  Exercise Price         1997           Price
-------------------------------------------------------------------------------------------------------------------
$ 1.00 - $ 1.67                           36               4.12           $ 1.38          32               $ 1.35
$ 3.33 - $ 4.67                           22               5.78           $ 3.90          11               $ 3.49
$ 8.50 - $ 9.25                           67               6.54           $ 9.19          33               $ 9.19
$10.13 - $13.75                          128               8.52           $11.85          34               $10.68
$14.00 - $16.00                          758               8.49           $15.34         264               $15.35
$16.50 - $18.94                          259               9.18           $17.97          39               $17.07
$20.13 - $24.00                          324               8.65           $21.79          59               $22.68
$25.00 - $28.25                           23               7.96           $27.06           9               $27.13
                                    =================                                =================
$ 1.00 - $28.25                        1,617               8.41           $16.23         481               $14.65
                                    =================                                =================

Employee Stock Purchase Plan:

     In December 1993, the Company established the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of Common Stock have been reserved for issuance. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day or last day of each six-month offering period under the Purchase Plan. The Company sold 40,000 shares, 19,000 shares, and 16,000 shares to employees in 1997, 1996, and 1995, respectively. The weighted-average fair value of those purchase rights granted in 1997 and 1996 was $6.02 and $5.66, respectively.

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

(Amounts in thousands, except per share data)     1997        1996         1995
                                                  ----        ----         ----
Net income (loss)
     As reported ...........                  $   1,932    $   4,697   $   4,814
     Pro forma .............                  $    (338)   $   3,771   $   4,462
Earnings per share (Basic)
     As reported ...........                  $    0.21    $    0.52   $    0.55
     Pro forma .............                  $   (0.04)   $    0.41   $    0.51
Earnings per share (Diluted)
     As reported ...........                  $    0.20    $    0.50   $    0.51
     Pro forma .............                  $   (0.04)   $    0.40   $    0.47

     The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan and the Directors Plan in 1997, 1996 and 1995:

                                  1997               1996             1995
                                  ----               ----             ----

Dividend yield                     0.00%              0.00%            0.00%
Expected life of option       4.50 years         4.50 years       4.50 years
Risk-free interest rate            5.74%              6.05%            6.05%
Expected volatility                  80%                60%              60%

     The Company has also estimated the fair value for the purchase rights issued under the Purchase Plan using the Black-Scholes option-pricing model with the following assumptions for grants in 1997, 1996 and 1995:

                                  1997               1996             1995
                                  ----               ----             ----

Dividend yield                     0.00%              0.00%            0.00%
Expected life of option       0.50 years         0.50 years       0.50 years
Risk-free interest rate            5.80%              5.34%            5.07%
Expected volatility                  80%                60%              60%

     The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

5. Segments, Significant Customers, Suppliers and Foreign Revenues:

     The Company operates in a single industry segment encompassing the design, development, manufacture, marketing and support of high-speed digital access products for wide area networks worldwide. The Company markets and sells its products primarily in North America, Europe, South America and Asia, through a direct sales force, VARs OEMs. In addition to twenty sales offices in the United States, the Company opened its first international offices in the United Kingdom and Germany during 1993.
     In 1997, sales to one customer accounted for 20% of net sales. In 1996, sales to two customers each accounted for 13% of net sales. In 1995, sales to two customers accounted for 12% and 11% of net sales. The loss of any one or more of the Company's major customers could materially adversely affect the Company's business and operating results.
     The Company's product designs are proprietary but generally incorporate industry standard hardware components. However, certain semiconductor devices and components and subassemblies are presently available only from single sources, and certain other components are presently available or acquired only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of these components, as well as subassemblies from third party contractors, in a timely manner from existing sources or, when necessary, from alternative sources. The inability to obtain sufficient sole or limited source components or subassemblies as required in the future, or to develop alternative sources or redesign its products if and as required in the future, could result in delays or reductions in product shipments that could materially adversely affect the Company's business and operating results or damage customer relationships.
     Outside of Europe, no geographic segment had sales in excess of 10% of total sales. International sales in 1997, 1996, and 1995 were as follows:

                               1997             1996            1995
                               ----             ----            ----
                                           (in thousands)
Europe                      $  5,888          $  4,142        $  7,524
Other                       $  5,465          $  4,524        $  4,730
                            --------          --------        --------
Total international sales   $ 11,353          $  8,666         $12,254
                            ========          ========         =======

6.   Employee Benefit Plan:

     The Company has a 401(k) profit sharing plan for its full time employees who have attained the age of 21. Eligible employees may make voluntary contributions to the Plan up to 18% of their annual compensation. The Company makes a matching contribution equal to 50% of each employee's contributions. In applying this matching contribution, however, only contributions up to 6% of the employee's compensation will be considered. For 1997, 1996 and 1995, the Company contributed $356,000, $191,000, and $184,000 respectively.

7.   Income Taxes:
     The provision for income taxes comprises:

                             1997                  1996                  1995
                             ----                  ----                  ----
                                              (in thousands)

Current:
     Federal               $2,246                $2,376                $1,987
     State                    390                   135                   388
                           ------                ------                ------
                            2,636                 2,511                 2,375

Deferred:
     Federal               (1,613)                 (295)                 (172)
     State                   (176)                  (67)                  (41)
                           -------               -------               -------
                           (1,789)                 (362)                 (213)
                           -------               -------              --------
                           $  847                $2,149                $2,162
                           ======                ======                ======

     The difference between the actual tax provision and the amount obtained by applying the U.S. Federal statutory rate to income before provision for income taxes is as follows:


                                              1997           1996             1995
                                              ----           ----             ----

Tax provision at federal statutory rate       34.0%          34.0%            34.0%
State taxes, net of federal tax benefit        6.6            5.4              6.1
Nontaxable municipal interest                 (6.3)          (2.1)            (1.1)
Foreign sales corporation                     (2.5)          (0.6)            (1.9)
Research and development tax credit           (3.2)          (6.3)            (7.7)
Other                                          1.9            1.0              1.6
                                             -----           ----             -----
                                             30.5%           31.4%            31.0%
                                             ====            ====             ====

     The components of the deferred tax asset are as follows:

                                                               December 31,
                                                          1997              1996
                                                          ----              ----
                                                              (in thousands)

Deferred tax assets:
     Allowance for doubtful accounts receivable         $   203          $   184
     Allowance for excess and obsolete inventories          885              577
     Depreciation                                           379              418
     Amortization of purchased research and
       development                                        1,216               --
     Accrual for warranty, royalties and other            1,483            1,524
     Other                                                  200               --
                                                         ------           ------
         Total deferred tax assets                       $4,366           $2,703
                                                         ======           ======

     The Company has not provided a valuation allowance on the deferred tax assets as those amounts can be realized through carryback to prior years when the Company paid income taxes or are expected to be realized from future operations based upon the Company's history of profitable operations.

8.    Acquisition:

     In connection with its acquisition of certain assets and in-process technology for $5 million in cash from Performance Telecom Corporation, for which technological feasibility had not been achieved, the Company incurred an expense of $3.7 million related to purchased research and development in the third quarter of 1997. The financial statements include the results of operations since September 30, 1997. This technology enables network service providers to offer applications such as Internet access, interactive video services, remote data access and multimedia applications at multi-megabit-per-second speeds over standard voice-grade copper lines. Such in-process technology was valued, along with other acquired assets, in accordance with valuation techniques commonly used in the technology industry and was expensed upon acquisition in accordance with Financial Accounting Standard No. 2, "Accounting for Research and Development Costs." The Company intends to integrate the acquired technologies into its existing products, but there can be no assurance that such integration will be completed in the expected time or at the expected cost. The acquired company's financial results did not significantly impact Digital Link's 1997 results and, combined results, pro forma basis would not have significantly impacted revenues or net income of the Company.

9.   Subsequent Event:

     During the period from January 1, 1998 through March 25, 1998, the Company repurchased on the open market a total of 131,000 shares of common stock at a price ranging from $10.50 to $11.50 a share. This stock has subsequently been retired.

     On January 21, 1998, the Company's Board of Directors approved the repricing of certain employee stock options. At the close of market on February 9, 1998 all employees, including executive officers, choosing to participate were granted new options with an exercise price of $11.00 per share. All employee options, except executive officers, retain their original vesting schedules, but are subject to a one-year blackout period. All executive officer options were issued with a new vesting schedule.

     On February 25, 1998, the Company extended the term on the lease of its headquarters facility for an additional period of six years, commencing on October 16, 1997 and expiring on October 15, 2003. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is incorporated by reference from the sections titled "Nominees" under "Proposal No. 1 - Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the Definitive Proxy Statement to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of shareholders to be held on May 20, 1998 (the "Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the sections titled "Director Compensation" under "Proposal No. 1 - Election of Directors" and "Executive Compensation" from the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required by this Item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" from the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference from "Certain Transactions" from the Definitive Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     The following financial statements and schedules are filed as part of this report:

                                                                          Page
(a)1.           Financial Statements

                See index in Part II, Item 8...........................     24

(a)2. and (d)   Financial Statement Schedules

                Report of Independent Accountants......................     46
                Schedule II - Valuation and Qualifying Accounts........     47

     All schedules not listed above are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)3. and (c)       Exhibits


3.01 Registrant's Amended and Restated Articles of Incorporation filed on February 7, 1994. (1)
3.02 Registrant's Certificate of Correction of Amended and Restated Articles of Incorporation filed on April 7, 1994. (1)
3.03      Registrant's Bylaws, as amended. (2)
4.01      Form of Specimen Certificate for Registrant's Common Stock. (3)
4.02 Registration Rights Agreement among Registrant, Vinita Gupta, Summit Ventures L.P., SV Eurofund C.V. and Summit Investors, L.P. dated December 23, 1987 and certain exhibits thereto. (3)
+10.01    Registrant's 1986 Stock Option Plan, as amended. (3)
+10.02    Form of Agreement for Registrant's 1986 Stock Option Plan. (1)
+10.03    Registrant's 1986 Stock Purchase Plan. (3)
+10.04 Form of Agreement for Registrant's 1986 Stock Purchase Plan, as amended. (1)
+10.05    Registrant's 1992 Equity Incentive Plan, as amended. (8)
+10.06    Form of Agreement for Registrant's 1992 Equity Incentive Plan,
          as amended. (1)
+10.07    Registrant's 1993 Employee Stock Purchase Plan. (3)
+10.08    Registrant's 1994 Directors Stock Option Plan. (1)
+10.09    Form of Agreement for Registrant's 1994 Directors Stock Option
          Plan. (1)
10.10 Form of Indemnity Agreement entered into with each of Registrant's directors. (3)
10.11 Lease Agreement between Registrant and John Hancock Mutual Life Insurance Company dated June 17, 1992. (3)
10.12 Form of Patent License Agreement between Registrant and QPSX Communications Ltd. dated December 1993. (3)
10.13* Software License Agreement between Registrant and Epilogue Technology Corporation dated January 20, 1992. (3)
10.14 Stockholder Agreement among Registrant, Vinita Gupta, Narendra Gupta, Summit Ventures, L.P., SV Eurofund C.V. and Summit Investors, L.P. dated December 23, 1987. (3)
10.16 Original Equipment Manufacturer Agreement between Registrant and Siemens Aktiengesellschaft dated April 7, 1995.(4)
+10.18 Employment Agreement between Registrant and Alan Fraser dated September 5, 1996.(6)
+10.19    Security Agreement between Registrant and Alan Fraser dated
          September 30, 1996.(6)
+10.20    Secured Promissory Note from Alan Fraser dated September 30, 1996. (6)
+10.21 Separation Agreement between Registrant and James Checco dated November 19, 1996. (7)
21.01     List of Subsidiaries. (3)
23.01     Consent of Independent Accountants
27.01     Financial Data Schedule
-----
   * Confidential treatment has been obtained with respect to portions of this exhibit.
  (1) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
  (2) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-95176) filed on July 31, 1995 and incorporated herein by reference.
  (3) Filed as an exhibit to Registrant's Form S-1 Registration Statement (File No. 33-72642), which was declared effective January 31, 1994, and incorporated herein by reference.
  (4) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
  (5) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
  (6) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
  (7) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
  (8) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-27855) filed on May 27, 1997 and incorporated herein by reference.
   + Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIGITAL LINK CORPORATION

March 20, 1998                          By:       /s/ Stanley E. Kazmierczak
                                               -------------------------------
                                                Stanley E. Kazmierczak
                                                Chief Financial Officer

     Each person whose signature appears below constitutes and appoints Vinita Gupta and Stanley E. Kazmierczak, jointly and severally, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                 Title                  Date

                                Chairperson of the Board, Chief
/s/ Vinita Gupta               Executive Officer and President
-----------------------------   (Principal Executive Officer)     March 20, 1998
Vinita Gupta

                                 Chief Financial Officer
                               and Vice President, Finance
                                   and Administration
                                (Principal Financial and
/s/ Stanley E. Kazmierczak         Accounting Officer)            March 20, 1998
-----------------------------
Stanley E. Kazmierczak

/s/ Richard C. Alberding                Director                  March 20, 1998
-----------------------------
Richard C. Alberding

/s/ Gregory M. Avis                     Director                  March 20, 1998
-----------------------------
Gregory M. Avis

/s/ Lance B. Boxer                      Director                  March 20, 1998
-----------------------------
Lance Boxer

/s/ Alan I. Fraser                      Director                  March 20, 1998
-----------------------------
Alan I. Fraser

/s/ Narendra K. Gupta                   Director                  March 20, 1998
-----------------------------
Narendra K. Gupta

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Digital Link Corporation and Subsidiaries:

     Our report on the consolidated financial statements of Digital Link Corporation and Subsidiaries is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 43 of this Form 10-K.
     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                  COOPERS & LYBRAND L.L.P.


San Jose, California
January 20, 1998


                                   SCHEDULE II


                            DIGITAL LINK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                   For the Years Ended December 31, 1995, 1996
                                    and 1997
                             (Amounts in thousands)



                                                       Balance at
                                                        Beginning      Charged to                              Balance at
                                                           of          Costs and            Deductions           End of
                                                                                      ------------------------
                     Description                       the Period       Expenses       Description    Amount   the Period
                                                       ------------ ----------------- -------------- --------- ------------
Balances for the year ended December 31, 1995:
     Allowance for doubtful accounts  receivable .....   $  461          $  434                                  $  895
     Allowance for excess and obsolete inventories ...    1,004              --            (a)         $  160       844

Balances for the year ended December 31, 1996:
     Allowance for doubtful accounts receivable ......      895              --            (b)            383
                                                                                           (a)             47       465
     Allowance for excess and obsolete inventories ...      844             457            (a)            167     1,134

Balances for the year ended December 31, 1997
     Allowance for doubtful accounts receivable ......      465              66            (a)             14       517
     Allowance for excess and obsolete inventories ...    1,134             555            (a)            (23)    1,712


(a)  Write-offs & adjustments

(b)  Credit to selling, general and administrative expenses