Form 10-K/A
period 1997-12-31
DIGITAL LINK CORP
filed 1998-04-20
CIK 810467

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of shareholders to be held May 20, 1998 are incorporated by reference in Part III hereof.

================================================================================

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

     The following financial statements and schedules are filed as part of this report:

                                                                       Page
(a)1.          Financial Statements

               See index in Part II, Item 8......................       24

(a)2. and (d)  Financial Statement Schedules

               Report of Independent Accountants.................       46
               Schedule II - Valuation and Qualifying Accounts...       47

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

21.01   List of Subsidiaries. (3)
23.01   Consent of Independent Accountants (9)
27.01   Financial Data Schedule (9)
27.02   Restated Financial Data Schedule for the year ended December 31, 1996
27.03   Restated Financial Data Schedule for the six month period ended
        June 30, 1997
27.04 Restated Financial Data Schedule for the nine month period ended September 30, 1997
-----
    * Confidential treatment has been obtained with respect to portions of this exhibit.
   (1) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
   (2) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-95176) filed on July 31, 1995 and incorporated herein by reference.
   (3) Filed as an exhibit to Registrant's Form S-1 Registration Statement (File No. 33-72642), which was declared effective January 31, 1994, and incorporated herein by reference.
   (4) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
   (5) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
   (6) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
   (7) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
   (8) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-27855) filed on May 27, 1997 and incorporated herein by reference.
   (9) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1997 previously filed on March 26, 1998 and incorporated herein by reference.
    + Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIGITAL LINK CORPORATION

April 20, 1998                             By:  /s/ Stanley E. Kazmierczak
                                              ------------------------------
                                                    Stanley E. Kazmierczak
                                                    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                Title                          Date
       ---------                                -----                          ----

     *                                 Chairperson of the Board, Chief     April 20, 1998
 -----------------------------         Executive Officer and President
   Vinita Gupta                         (Principal Executive Officer)

                                          Chief Financial Officer
                                        and Vice President, Finance
                                            and Administration
                                         (Principal Financial and
/s/ Stanley E. Kazmierczak                  Accounting Officer)           April 20, 1998
------------------------------
   Stanley E. Kazmierczak

     *                                           Director                 April 20, 1998
------------------------------
   Richard C. Alberding

     *                                           Director                 April 20, 1998
------------------------------
   Gregory M. Avis

     *                                           Director                 April 20, 1998
------------------------------
   Lance Boxer

     *                                           Director                 April 20, 1998
------------------------------
   Alan I. Fraser

     *                                           Director                 April 20, 1998
------------------------------
   Narendra K. Gupta




*By:          /s/ Stanley E. Kazmierczak
        ----------------------------------------
         Stanley E. Kazmierczak, Attorney-in-Fact