Form 10-Q
period 1998-03-31
DIGITAL LINK CORP
filed 1998-05-14
CIK 810467

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

                                       OR

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


                     217 Humboldt Court, Sunnyvale, CA 94089
          (Address of principal executive offices, including zip code)


                                 (408) 745-6200
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the registrant's Common Stock as of May 13, 1998, was 9,472,978 shares.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q



                                                                         Page
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

       Consolidated Balance Sheets as of March 31, 1998                    3
       and December 31, 1997

       Consolidated Statements of Income and Comprehensive Income
       for the three months ended March 31, 1998 and March 31, 1997        4


       Consolidated Statements of Cash Flows for the three                 5
       months ended March 31, 1998 and March 31, 1997

       Notes to Consolidated Financial Statements                          6

ITEM 2 - Management's Discussion and Analysis of                          10
         Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosures About                   17
         Market Risk

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                18

ITEM 2 - Changes in Securities and Use of Proceeds                        18

ITEM 3 - Defaults Upon Senior Securities                                  18

ITEM 4 - Submission of Matters to a Vote of Security Holders              18

ITEM 5 - Other Information                                                18

ITEM 6 - Exhibits and Reports on Form 8-K                                 18


SIGNATURE(S)                                                              20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-------  --------------------
                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
----------------------------------------------------------------------------

                                                                        March 31,         December 31,
                                                                          1998                1997
                                                                      -------------      --------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............................................   $ 7,824           $ 2,504
Short-term marketable securities ......................................     9,838            18,026
Accounts receivable, less allowance for doubtful accounts of $534 at
     3/31/98 and $517 at 12/31/97 .....................................     6,802             5,193
Inventories ...........................................................     6,984             8,163
Prepaid and other current assets ......................................     1,413             1,433
Deferred income taxes .................................................     2,304             2,304
                                                                          -------           -------
         Total current assets .........................................    35,165            37,623

Property and equipment at cost, net ...................................     3,281             3,325
Long-term marketable securities .......................................    24,799            21,899
Deferred income taxes .................................................     2,062             2,062
Other assets ..........................................................     1,149             1,147
                                                                          -------           -------
         TOTAL ASSETS .................................................   $66,456           $66,056
                                                                          =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ......................................................   $ 3,510           $ 2,407
Accrued payroll expense ...............................................     2,600             2,344
Other accrued expenses ................................................     3,254             3,785
Income taxes payable ..................................................     1,167               186
                                                                          -------           -------
         Total current liabilities ....................................    10,531             8,722
                                                                          -------           -------

CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized:  5,000,000 shares;
     Issued and outstanding:  None
Common stock, no par value:
     Authorized:  25,000,000 shares;
     Issued and outstanding:  9,314,006 shares at 3/31/98 and 9,427,306
     shares at 12/31/97 ...............................................    34,195            34,609
Unrealized gain on marketable securities ..............................        32               107
Retained earnings .....................................................    21,698            22,618
                                                                          -------           -------
         Total shareholders' equity ...................................    55,925            57,334
                                                                          -------           -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $66,456           $66,056
                                                                          =======           =======




     The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                (Amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    1998        1997
                                                    ----        ----
REVENUES:
Net sales .....................................   $ 14,519    $ 16,038
Cost of sales .................................      7,204       6,816
                                                  --------    --------
       Gross profit ...........................      7,315       9,222
                                                  --------    --------

EXPENSES:
Research and development ......................      2,822       3,032
Selling, general and administrative ...........      5,023       4,916
                                                  --------    --------
       Total operating expenses ...............      7,845       7,948
                                                  --------    --------
       Operating income (loss) ................       (530)      1,274
Other income ..................................        601         641
                                                  --------    --------
       Income before provision for income taxes         71       1,915
Provision for income taxes ....................         22         583
                                                  --------    --------
       NET INCOME .............................   $     49    $  1,332
                                                  ========    ========

COMPREHENSIVE INCOME ..........................   $    (26)   $  1,216
                                                  ========    ========

EARNINGS PER SHARE (Basic)
Net income (loss) per share ...................   $   0.01    $   0.14
                                                  ========    ========
Shares used in computing per share amounts ....      9,383       9,190
                                                  ========    ========
EARNINGS PER SHARE (Diluted)
Net income (loss) per share ...................   $   0.01    $   0.14
                                                  ========    ========
Shares used in computing per share amounts ....      9,436       9,577
                                                  ========    ========

















     The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Amounts in thousands)
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                      March 31,
                                                              -----------------------
                                                                 1998          1997
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................   $     49    $  1,332
Adjustments to reconcile net income to net cash flows
provided by operating activities:
   Depreciation and amortization ...........................        428         323
   Amortization of goodwill ................................         28           0
   Provision for doubtful accounts .........................         18          62
   Provision for excess and obsolete inventories ...........         33          58
         Accounts receivable ...............................     (1,627)        127
         Inventories .......................................      1,146        (116)
         Prepaid and other assets ..........................        (10)       (516)
         Accounts payable ..................................      1,103       1,026
         Accrued payroll and other accrued expenses ........       (275)       (107)
         Income taxes payable ..............................        981         475
                                                               --------    --------
             Net cash flows provided by operating activities      1,874       2,664
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities .........................     (9,487)     (1,030)
Maturities of marketable securities ........................     14,700       4,340
Acquisition of property and equipment ......................       (384)       (485)
                                                               --------    --------
             Net cash flows provided by investing activities      4,829       2,825
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options ....................         42         138
Repurchase of common stock .................................     (1,425)     (1,946)
                                                               --------    --------
             Net cash used in financing activities .........     (1,383)     (1,808)
                                                               --------    --------
                  Net increase in cash and cash equivalents       5,322       3,681

Cash and cash equivalents at beginning of year .............      2,504       2,043
                                                               --------    --------

Cash and cash equivalents at end of period .................   $  7,824    $  5,724
                                                               ========    ========














     The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 1998.

         The year-end balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Operating results for the three months ended March 31, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME PER SHARE

         Basic and diluted income per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). All per share amounts have been restated in accordance with SFAS No. 128.

                                                                          Quarter Ended
                                                                  March 31,           March 31,
                                                                    1998                1997
                                                                    ----                ----
           Basic                                             (in thousands, except per share data)

           Weighted average common shares outstanding for
           the period ..........................................    9,383              9,191

           Shares used in computing per share amounts ..........    9,383              9,191
                                                                   ======             ======

           Net income ..........................................   $   49             $1,332
                                                                   ------             ------
           Net income per share ................................   $ 0.01             $ 0.14
                                                                   ======             ======



                                                                           Quarter Ended
                                                                   March 31,          March 31,
                                                                    1998                1997
                                                                    ----                ----
           Diluted                                            (in thousands, except per share data)

           Weighted average number of shares outstanding for
           the period ...........................................    9,383             9,191

           Common equivalent shares from conversion of stock
           options under treasury stock method ..................       53               386
                                                                    ------            ------

           Shares used in computing per share amounts ...........    9,436             9,577
                                                                    ======            ======

           Net income ...........................................   $   49            $1,332
                                                                    ------            ------
           Net income per share .................................   $ 0.01            $ 0.14
                                                                    ======            ======


3.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                         March 31, 1998      December 31, 1997
                                         --------------      -----------------
                                           (Unaudited)

               Raw materials                 $2,698                $2,952
               Work-in-process                2,455                 2,275
               Finished goods                 1,831                 2,936
                                             ------                ------
                                             $6,984                $8,163
                                             ======                ======

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

         In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. To date, the Superior Court has dismissed portions of plaintiff's state court complaint without leave to amend. The Superior Court also dismissed five of the individual defendants without leave to amend and another individual defendant with leave to amend. The Superior Court also denied motions to dismiss filed by the Company and two other individual defendants with respect to the remaining portions of the complaint. Plaintiff has filed a third amended complaint that names the Company and three individual defendants. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. On September 11, 1997, the Court granted the Company's motion to dismiss the federal complaint with leave to amend, and plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint. There has been no discovery in the federal action, and no trial date has been set.

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


5.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The component of comprehensive income, which is excluded from net income, is the change in the unrealized gain or loss on securities and has been included in the computation of comprehensive income.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

     6. ACQUISITION OF ASSETS OF SEMAPHORE COMMUNICATIONS CORPORATION

         On April 3, 1998, the Company entered into an Asset Sale Agreement (the "Agreement") with Semaphore Communications Corporation, a Delaware corporation ("Semaphore"), to acquire substantially all of Semaphore's non-cash assets (excluding furniture and fixtures) (the "Assets"). This acquisition of assets (the "Asset Acquisition") was consummated as of such date. Semaphore is a supplier of security management and virtual private network solutions for Internet/intranet and Frame relay applications.

         The Assets acquired pursuant to the Agreement include intellectual property, inventory, trade receivables and rights under certain assumed contracts. Under the terms of the Agreement, the Company issued 291,182 shares of the Company's Common Stock (the "Shares") to Semaphore, valued at approximately $3,200,000, on April 3, 1998 and assumed certain liabilities (the "Liabilities"). The Liabilities include certain obligations under assumed contracts and under various outstanding purchase orders as well as certain warranty obligations. The Company received $182,000 from Semaphore with respect to the assumption of certain of such Liabilities. In addition, in connection with the Asset Acquisition, approximately 20 of Semaphore's employees currently located in Semaphore's Santa Clara, California headquarters are expected to become employees of the Company.

                            DIGITAL LINK CORPORATION

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Except for the historical statements contained herein, this Form 10-Q contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing, the ability to retain and attract key personnel and other risks which are described throughout the Company's reports filed with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1997, and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results." The actual results that Digital Link Corporation (the "Company" or "Digital Link") achieves may differ materially from any forward looking statements due to such risks and uncertainties.

When used in this Form 10-Q words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Net Sales

Net sales for the first quarter of 1998 decreased 9% to $14,519,000 from $16,038,000 for the same period of the prior year. This decrease in net sales was primarily attributable to a decrease in unit sales of broadband (i.e., transmission rates in excess of T1/E1) products, primarily as a result of lower sales to certain domestic carrier customers and a decrease in the average selling prices on certain broadband products as a result of price reductions made in 1997. The Company anticipates that lower sales to certain domestic carrier customers will continue for at least the second quarter of 1998. The Company does not believe that the percentage change in net sales in the first quarter of 1998 as compared to the same period of the prior year is necessarily indicative of the percentage change in net sales to be expected for the entire fiscal year.

Narrowband sales in absolute dollars decreased by 2% and increased to 60% of net sales in the first quarter of 1998 as compared to 56% in the first quarter of 1997. Broadband sales decreased in absolute dollars by 19% and decreased as a percentage of net sales to 40% in the first quarter of 1998 as compared to 44% in the first quarter of 1997. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to lower sales of broadband products to certain domestic carrier customers.

International sales (including sales in Canada) represented 19% of net sales in the first quarter of 1998 as compared to 14% in the first quarter of fiscal 1997. This increase was primarily due to an increase in unit sales in Europe of the Company's narrowband and broadband products. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

Gross Profit

Gross profit decreased 21% in the first quarter of 1998 to $7,315,000 from $9,222,000 for the same period of the prior year. Gross margin decreased to 50.4% of net sales in the first quarter of 1998 as compared to 57.5% in the first quarter of 1997. This decrease in gross margin is primarily a result of decreased sales volumes and the above mentioned price reductions. Gross margins may vary significantly from quarter to quarter depending on many factors including competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this increased pricing pressure will continue at least throughout 1998. In addition, the mix of products sold may change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross margins.

Research and Development

The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses decreased 7% to $2,822,000 in the first quarter of 1998 from $3,032,000 in the first quarter of 1997. This decrease is primarily due to lower consulting fees and material cost for prototype products, offset to some extent by higher personnel related costs related to the Company's DL7100 product. As a percentage of net sales, R&D expenses were 19.4% in the first quarter of 1998 as compared to 18.9% in the first quarter of 1997. This increase as a percentage of net sales was primarily the result of lower net sales in the first quarter of 1998 as compared to the first quarter of 1997. The Company anticipates that its R&D expenses, excluding purchased R&D, for at least the remainder of 1998 will continue to increase in absolute dollars and as a percentage of sales as a result of the Company's acquisition of Semaphore Communications Corporation ("Semaphore") and the expected on-going development with the Semaphore technology. However, actual results could vary from the foregoing forward looking statement due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results," below, the Company's ability to accelerate or defer operating expenses, achieve revenue levels during such periods and hire new personnel.

In addition, the Company will expense, in the range of $1.8 million to $2.5 million, purchased R&D in the second quarter of 1998 as a result of the acquisition of Semaphore. See Note 6 to Consolidated Financial Statements in
Part I of this Form 10-Q.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

The primary types of expenses included in selling, general and administrative (SG&A) expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses increased 2% in the first quarter of 1998 to $5,023,000 from $4,916,000 for the same period of the prior year. The increase in absolute dollars was primarily the result of higher personnel-related expenses, primarily within the sales and marketing organization. As a percentage of net sales, SG&A expenses increased to 34.6% in the first quarter of fiscal 1998 as compared to 30.7% in the first quarter of fiscal 1997. The increase as a percentage of net sales was primarily the result of lower sales volumes.

Other Income

Other income includes primarily interest income. Other income decreased 6% in the first quarter of 1998 to $601,000 from $641,000 for the same period of the prior year. This decrease was primarily due to lower interest income due to lower interest rates.

Provision for Income Taxes

The Company's effective tax rate increased to 30.5% for the first quarter of 1998 compared to 30.4% for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $24.6 million and cash, cash equivalents and marketable securities of $42.5 million at March 31, 1998. Net cash provided by operating activities was $1.9 million for the first three months of 1998, primarily as a result of a decrease in inventories, an increase in accounts payable and income taxes payable and net income before depreciation and amortization, offset by an increase in accounts receivable. This compares to net cash provided by operating activities of $2.7 million for the first three months of 1997, primarily as a result of net income before depreciation and amortization and an increase in accounts payable, offset to some extent by an increase in prepaid and other expenses. Cash provided by investing activities during the first three months of 1998 was primarily from the maturity of marketable securities of $14.7 million offset by additional purchases of $9.5 million. Cash provided by investing activities during the first three months of 1997 was primarily from the maturity of marketable securities of $4.3 million offset by additional purchases of $1.0 million. Leasehold improvements and capital equipment additions were $384,000 in the first quarter of 1998 as compared to $485,000 in the first quarter of 1997.

In October 1996, the Company approved the repurchase of up to 500,000 shares of common stock for cash from time-to-time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions. During the first three months of 1998, the Company repurchased on the open market a total of 131,000 shares of common stock at a price ranging from $10.50 to $11.50 a share. This stock has subsequently been retired. Net cash used in financing activities was $1.4 million and $1.8 million, respectively for the first three months of 1998 and 1997 due mainly to the repurchase of common stock as discussed above, offset in part by the proceeds from the exercise of stock options.

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

The Company believes that the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers could in the future affect operating results. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders, including the completion of the build out of carrier and ISP infrastructures, could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1997, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers. Other factors that may cause fluctuations in the Company's operating results include, but are not limited to, seasonal capital spending patterns of large domestic customers, changes in the product mix sold toward narrowband products that yield lower gross margins, completion of the build out of carrier and ISP infrastructures, the timing of new product announcements and introductions by the Company and its competitors, changes in sales volumes through the Company's distribution channels, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which would adversely affect operating results. The Company's industry has in the last several years been characterized by declining prices on existing products, therefore continual improvement of manufacturing efficiencies and enhancements to existing products are required to maintain gross margins.

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

The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company and certain personnel have only limited experience in the Company's industry. In February 1998, Alan I. Fraser, the Company's President and Chief Executive Officer, resigned to pursue other interests. Vinita Gupta, Chairman of the Board, assumed the responsibilities of President and Chief Executive Officer upon Mr. Fraser's departure, and the Company recently began searching for an individual to succeed Ms. Gupta as President and Chief Executive Officer. In addition, the Company is searching for a Vice President, Sales. The Company is also currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. The current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important positions.

The Company completed an acquisition of Performance Telecom in the third quarter of 1997 and an acquisition of substantially all of the assets of Semaphore in the second quarter of 1998 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. In addition, acquisitions involve numerous risks, including difficulties in managing diverse geographic sales and research and development operations, risks of entering markets in which the Company has no or limited direct prior experience, difficulties in the assimilation of the technologies and products of the acquired companies and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its recent acquisitions, could have a material adverse affect on the Company's business, financial condition and results of operations.

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

The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments, including the Company's DL7100 product. The Company has experienced delays in the development of the DL7100 product, in part related to technical problems that required some software to be redesigned. This became available for revenue shipments in the second half of 1997. The Company has experienced very limited customer interest to date in this product. The Company does not anticipate that revenue from shipments of the DL7100 will become a significant portion of the Company's revenue until at least 1999, if at all. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties that could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. There can be no assurance that the market for ATM infrastructure products will continue to develop, that the DL7100 will meet the needs of the emerging ATM market or any other market or, that products currently available or under development by competitors will not directly compete with the DL7100 product. The occurrence of any of these events could have a material adverse affect on the Company's business and operating results.

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

In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. To date, the Superior Court has dismissed portions of plaintiff's state court complaint without leave to amend. The Superior Court also dismissed five of the individual defendants without leave to amend and another individual defendant with leave to amend. The Superior Court also denied motions to dismiss filed by the Company and two other individual defendants with respect to the remaining portions of the complaint. Plaintiff has filed a third amended complaint that names the Company and three individual defendants. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. On September 11, 1997, the Court granted the Company's motion to dismiss the federal complaint with leave to amend, and plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint. There has been no discovery in the federal action, and no trial date has been set.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Not Applicable.

PART II. OTHER INFORMATION
-------- -----------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

The Company and certain of its officers and directors are parties to various lawsuits described in paragraphs two and three in Note 4 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

On April 3, 1998, the Company entered into an Asset Sale Agreement (the "Agreement") with Semaphore Communications Corporation, a Delaware corporation ("Semaphore"), to acquire substantially all of Semaphore's non-cash assets (excluding furniture and fixtures) (the "Assets"). This acquisition of assets (the "Asset Acquisition") was consummated as of such date. The Assets acquired pursuant to the Agreement include intellectual property, inventory, trade receivables and rights under certain assumed contracts. Under the terms of the Agreement, the Company issued 291,182 shares of the Company's Common Stock (the "Shares"), valued at approximately $3,200,000, to Semaphore on April 3, 1998 and assumed certain liabilities (the "Liabilities"). The Liabilities include certain obligations under assumed contracts and under various outstanding purchase orders as well as certain warranty obligations. The Company received $182,000 from Semaphore with respect to the assumption of certain of such Liabilities. The Shares issued to Semaphore in the Asset Acquisition were issued in a private placement pursuant to the exemption from registration under the Securities Act of 1933, as amended, under Section 4(2) of such Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
-------  -----------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)  Exhibits

      2.01 Asset Sale Agreement between Registrant and Semaphore Communications Corporation dated April 3, 1998. (1)

      4.01 Registration Rights Agreement between Registrant and Semaphore Communications Corporation dated April 3, 1998. (1)

     10.22 Separation Agreement between Registrant and Jack A. Musgrove dated March 16, 1998.

     27.01  Financial Data Schedule
     -----

      (1) Filed as an exhibit to Registrant's Form 8-K filed on April 17, 1998 and incorporated herein by reference.

(b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 1998. After the end of such quarter, the Company filed a report on Form 8-K on April 17, 1998 in connection with the Semaphore acquisition.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIGITAL LINK CORPORATION

Date:   May 13, 1998                 /s/ Stanley E. Kazmierczak
                                   ----------------------------
                                   Stanley E. Kazmierczak
                                   Vice President, Finance and Administration,
                                   Chief Financial Officer and Secretary
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibits
--------

       2.01 Asset Sale Agreement between Registrant and Semaphore Communications Corporation dated April 3, 1998. (1)

       4.02 Registration Rights Agreement between Registrant and Semaphore Communications Corporation dated April 3, 1998. (1)

      10.22 Separation Agreement between Registrant and Jack A. Musgrove dated March 16, 1998.

      27.01   Financial Data Schedule
      -----

       (1) Filed as an exhibit to Registrant's Form 8-K filed on April 17, 1998 and incorporated herein by reference.