Form 10-Q
period 1998-06-30
DIGITAL LINK CORP
filed 1998-08-14
CIK 810467

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _______________


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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the registrant's Common Stock as of August 14, 1998, was 9,135,178 shares.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q



                                                                            Page
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

         Consolidated Balance Sheets as of June 30, 1998                       3
         and December 31, 1997

         Consolidated Statements of Operations for the quarters                4
         and six months ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows for the six                     5
         months ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements                            6

ITEM 2 - Management's Discussion and Analysis of                              11
             Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosure About                        21
            Market Risk

PART II- OTHER INFORMATION
ITEM 1 - Legal Proceedings                                                    22
ITEM 1 - Legal Proceedings

ITEM 2 - Changes in Securities and Use of Proceeds                            22

ITEM 3 - Defaults Upon Senior Securities                                      22

ITEM 4 - Submission of Matters to a Vote of Security Holders                  22

ITEM 5 - Other Information                                                    23

ITEM 6 - Exhibits and Reports on Form 8-K                                     23


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                     DIGITAL LINK CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                   (Amounts in thousands, except share amounts)
--------------------------------------------------------------------------------------------------------------------

                                                                                June 30,            December 31,
                                                                                  1998                  1997
                                                                             ----------------     ------------------
                                                                               (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                    $     719            $    2,504
Short-term marketable securities                                                16,420                18,026
Accounts receivable, less allowance for doubtful accounts of
$434 at 6/30/98 and $517 at 12/31/97                                             4,461                 5,193
Inventories                                                                      8,292                 8,163
Prepaid and other current assets                                                 1,383                 1,433
Income taxes receivable                                                            696                     -
Deferred income taxes                                                            2,304                 2,304
                                                                             ----------------     ----------------
         Total current assets                                                   34,275                37,623

Property and equipment at cost, net                                              4,000                 3,325
Long-term marketable securities                                                 20,187                21,899
Deferred income taxes                                                            2,062                 2,062
Other assets                                                                       969                 1,147
                                                                             ----------------     ----------------
         TOTAL ASSETS                                                        $  61,493            $   66,056
                                                                             ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                             $   3,670            $    2,407
Accrued payroll expense                                                          2,102                 2,344
Other accrued expenses                                                           3,542                 3,785
Income taxes payable                                                                 -                   186
                                                                             ----------------     ----------------
         Total current liabilities                                               9,314                 8,722
                                                                             ----------------     ----------------

CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized:  5,000,000 shares;
     Issued and outstanding:  None
Common stock, no par value:
     Authorized:  25,000,000 shares;
     Issued and outstanding:  9,133,978 shares at 06/30/98 and
         9,427,306 shares at 12/31/97                                           35,855                34,609
Other Comprehensive Income--Unrealized gain on marketable securities
                                                                                    66                   107
Retained earnings                                                               16,258                22,618
                                                                             ----------------     ----------------
         Total shareholders' equity                                             52,179                57,334
                                                                             ----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  61,493            $   66,056
                                                                             ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                                     DIGITAL LINK CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                       FOR THE QUARTERS AND SIX MONTHS ENDED
                                              JUNE 30, 1998 AND 1997
                                 (Amounts in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------


                                                                 Quarter Ended                     Six Months Ended
                                                                    June 30,                           June 30,
                                                         -------------------------------    -------------------------------
                                                             1998              1997             1998              1997
                                                             ----              ----             ----              ----
REVENUES:
Net sales                                                $  12,797         $ 17,033         $  27,317         $  33,071
Cost of sales                                                6,830            6,856            14,036            13,672
                                                         -------------     -------------    --------------    -------------
       Gross profit                                          5,967           10,177            13,281            19,399
                                                         -------------     -------------    --------------    -------------

EXPENSES:
Research and development                                     3,567            2,594             6,389             5,627
Selling, general and administrative                          4,965            5,768             9,988            10,683
Purchased research and development                           2,299                -             2,299                 -
                                                         -------------     -------------    --------------    -------------
       Total operating expenses                             10,831            8,362            18,676            16,310
                                                         -------------     -------------    --------------    -------------
       Operating income / (loss)                            (4,864)           1,815            (5,395)            3,089
Other income                                                   466              638             1,068             1,278
                                                         -------------     -------------    --------------    -------------
Income / (loss)  before provision for                       (4,398)           2,453            (4,327)            4,367
income taxes
Provision / (benefit) for income taxes                      (1,712)             748            (1,690)            1,331
                                                         -------------     -------------    --------------    -------------
       NET INCOME / (LOSS)                               $  (2,686)        $  1,705         $  (2,637)        $   3,036
                                                         =============     =============    ==============    =============

COMPREHENSIVE INCOME / (LOSS)                            $  (2,652)        $  1,747         $  (2,678)        $   2,962

EARNINGS PER SHARE (Basic)
Net income  / (loss) per share                           $   (0.29)        $   0.19         $   (0.28)        $    0.33
Shares used in computing per share amounts                   9,422            9,188             9,403             9,189
                                                         =============     =============    ==============    =============
EARNINGS PER SHARE (Diluted)
Net income / (loss) per share                            $   (0.29)        $   0.18         $   (0.28)        $    0.32
Shares used in computing per share amounts                   9,422            9,506             9,403             9,541
                                                         =============     =============    ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                     DIGITAL LINK CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                              (Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           --------------------------------------
                                                                                1998               1997
                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)                                                        $      (2,637)       $     3,036
Adjustments to reconcile net income / (loss)  to net cash flows provided by operating activities:
   Depreciation and amortization                                                     727                577
   Amortization of goodwill                                                           62
   Purchased research and development                                              2,299
   Changes in:
     Accounts receivable                                                             933               (411)
     Inventories                                                                     319               (559)
     Prepaid and other assets                                                        341               (399)
     Accounts payable                                                              1,263              1,265
     Accrued payroll and other accrued expenses                                   (1,105)                51
     Income taxes payable                                                           (882)              (243)
                                                                           -------------        -----------
         Net cash flows provided by operating activities                           1,320              3,317
                                                                           -------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                               (18,671)            (7,020)
Maturities of marketable securities                                               21,948              8,073
Payment in connection with Acquisition of Semaphore Corporation                      182                  -
Acquisition of property and equipment                                               (887)            (1,007)
                                                                           -------------        -----------
         Net cash flows provided by investing activities                           2,572                 46
                                                                           -------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                              419                585
Repurchase of common stock                                                        (6,096)            (1,946)
                                                                           -------------        -----------
         Net cash flows used in financing activities                              (5,677)            (1,361)
                                                                           -------------        -----------
   Net increase / (decrease) in cash and cash  equivalents                        (1,785)             2,002

Cash and cash equivalents at beginning of year                                     2,504              2,043
                                                                           -------------        -----------

Cash and cash equivalents at end of period                                 $         719        $     4,045
                                                                           =============        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Digital Link Corporation (the "Company" or "Digital Link") without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 26, 1998.

         The year-end balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Operating results for the three months and six months ended June 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME / (LOSS) PER SHARE

         Basic and diluted  income / (loss) per share is computed in  accordance with  Statement of Financial  Accounting  Standards  No. 128 ("SFAS No.
         128"). All per share amounts have been restated in accordance with SFAS
         No. 128.
                                                               Quarter Ended                     Six Months Ended
                                                                 June 30,                            June 30,
                                                         1998                1997               1998                1997
                                                         ----                ----               ----                ----
Basic                                              (in thousands, except per share data)  (in thousands, except per share data)
-----
Weighted average common shares outstanding for the      9,422               9,188             9,403               9,189
period

Shares used in computing per share amounts              9,422               9,188             9,403               9,189

Net income / (loss)                                  $ (2,686)           $  1,705          $ (2,637)           $  3,036
Net income  / (loss) per share                       $  (0.29)           $   0.19          $  (0.28)           $   0.33






                                                               Quarter Ended                     Six Months Ended
                                                                 June 30,                            June 30,
                                                         1998                1997            1998                1997
                                                         ----                ----            ----                ----
Diluted                                             (in thousands, except per share data)  (in thousands, except per share data)
-------
Weighted average number of shares outstanding for       9,422               9,188             9,403               9,189
the period

Common equivalent shares from conversion of stock           -                 318                -                  352
options under treasury stock method

Shares used in computing per share amounts              9,422               9,506             9,403               9,541

Net income / (loss)                                  $ (2,686)           $  1,705          $ (2,637)           $  3,036
Net income / (loss) per share                        $  (0.29)           $   0.18          $  (0.28)           $   0.32


In the above computations, common equivalent shares totaling 20,563 and 73,469 for the quarter and six months ended June 30, 1998 respectively are excluded from the diluted calculation as their effect is anti-dilutive.


3.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                           June 30, 1998       December 31, 1997
                                           -------------       -----------------
                                            (Unaudited)

         Raw materials                         $2,649                $2,952
         Work-in-process                        2,569                 2,275
         Finished goods                         3,074                 2,936
                                               ------                ------
                                               $8,292                $8,163
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

         In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. To date, the Superior Court has dismissed portions of plaintiff's state court complaint without leave to amend. The Superior Court also dismissed five of the individual defendants without the leave to amend. Plaintiff has filed a third amended complaint that names the Company and three individual defendants. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. In the federal action, the Court granted the Company's motion to dismiss the federal complaint with leave to amend on September 11, 1997, and plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint. A hearing on the motion to dismiss the amended complaint is scheduled for September 4, 1998. There has been no discovery in the federal action, and no trial date has been set.

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

5.       RECENT ACCOUNTING PRONOUNCEMENT

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The component of comprehensive income, which is excluded by the Company from net income is the change in the unrealized gain or loss on securities, and this has been included in the computation of comprehensive income.

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

         The Assets acquired pursuant to the Agreement include intellectual property, inventory, trade receivables and rights under certain assumed contracts. Under the terms of the Agreement, the Company issued 291,182 shares of the Company's Common Stock (the "Shares") to Semaphore, valued at approximately $3,200,000, on April 3, 1998 and assumed certain liabilities (the "Liabilities"). The Liabilities include certain obligations under assumed contracts and under various outstanding purchase orders as well as certain warranty obligations. The Company received $182,000 from Semaphore with respect to the assumption of certain of such Liabilities. In addition, in connection with the Asset Acquisition, approximately 20 of Semaphore's employees became employees of the Company.

         The following unaudited pro forma condensed combined results of operations information has been presented to give effect to the purchase as if such transaction had occurred at the beginning of each of the periods presented. The historical results of operations have been adjusted to reflect additional depreciation and amortization expense based on the value allocated to assets acquired in the purchase. In-process research and development costs in the amount of $2,299,000 which were written off immediately after the purchase was completed, have been included in the results of both periods presented. The pro forma results of operations information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor is it necessarily indicative of future operating results.

                   Unaudited Pro Forma Condensed Combined Results of Operations
                         (amounts in thousands except per share data)



                                                  Six Months Ended June 30,

                                                    1998             1997
                                                    ----             ----

Revenue                                            $27,803          $34,072
Net loss                                            (1,729)          (2,357)

EARNINGS PER SHARE (BASIC)
Net loss per share                                 $ (0.18)         $ (0.25)
Shares used in per share calculation                 9,694(1)         9,480(1)


EARNINGS PER SHARE (DILUTED)
Net loss per share                                 $ (0.18)         $ (0.25)
Shares used in per share calculation                 9,694(1)         9,480(1)


(1) Shares used in the per share calculation reflect Digital Link shares issued to Semaphore as if they were outstanding from the beginning of each period presented and existing Digital Link Shares.

Shares used in pro forma income (loss) per share basic and diluted calculations for the six months ended June 30,1998 are as follows (in thousands):

         Digital Link shares issued in asset acquisition               291(2)
         Existing Digital Link shares                                9,403
                                                                     -----
                                                                     9,694

Shares used in pro forma income (loss) per share basic and diluted calculations for the six months ended June 30, 1997 are as follows (in thousands):

         Digital Link shares issued in asset acquisition               291(2)
         Existing Digital Link shares                                9,189
                                                                     -----
                                                                     9,480

(2) The number of shares issues was determined by dividing $3,200,000 by the volume-weighted average price per share (as reported by Bloomberg Financial Services) at which Digital Link's common stock traded on the five business days immediately preceding the execution of the Asset Sale Agreement by the parties.


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


Net Sales

Net sales for the second quarter of 1998 decreased 25% to $12,797,000 from $17,033,000 for the same period of the prior year. Net sales for the six months ended June 30, 1998 decreased 17% to $27,317,000 from $33,071,000 for the same period of the prior year. These decreases in net sales were primarily attributable to a decrease in unit sales of broadband (i.e., transmission rates in excess of T1/E1) products, as a result of lower sales to certain domestic carrier customers, including MCI, and a decrease in the average selling prices on certain broadband products as a result of price reductions made in 1997. The Company anticipates that lower sales to certain domestic carrier customers will continue for at least the remainder of 1998. In addition, the Company
anticipates  that  this  increased   pricing  pressure  will  continue  for  the
foreseeable future. However, actual results could vary from the foregoing forward looking statements in the prior two sentences due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results" below, and as a result of the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks described throughout this Form 10-Q.

Narrowband sales in absolute dollars remained flat but increased to 60% of net sales in the second quarter of 1998 as compared to 45% in the second quarter of 1997. Broadband sales decreased in absolute dollars by 45% and decreased as a percentage of net sales to 40% in the second quarter of 1998 as compared to 55% in the second quarter of 1997. Narrowband sales in absolute dollars decreased by 1% but increased to 60% of net sales in the first six months of 1998 as compared to 50% in the first six months of 1997. Broadband sales decreased in absolute dollars by 34% and decreased as a percentage of net sales to 40% in the first six months of 1998 as compared to 50% for the same period in 1997. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to lower sales of broadband products to certain domestic carrier customers, including MCI.

International sales, including Canada, represented 26% of net sales in the second quarter of 1998 as compared to 19% in the second quarter of 1997, and 22% of net sales for the first six months of 1998 as compared to 17% for the same period of the prior year. These increases were primarily due to sales of the products developed by Semaphore Communications Corporation ("Semaphore") that the Company acquired in connection with the acquisition of Semaphore in April 1998. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs, which may in the future contribute to fluctuations in the Company's business and results.

Gross Profit

Gross profit decreased 41% in the second quarter of 1998 to $5,967,000 from $10,177,000 for the same period of the prior year. Gross profit decreased to 46.6% of net sales in the second quarter of 1998 as compared to 59.7% in the second quarter of 1997. Gross profit decreased 32% in the six months ended June 30, 1998 to $13,281,000 from $19,399,000 for the same period of the prior year. Gross profit decreased to 48.6% of net sales for the first six months of 1998 as compared to 58.7% for the same period of the prior year. These decreases in gross profit are primarily a result of decreased sales volumes and the above mentioned price reductions. Gross profits may vary significantly from quarter to quarter depending on many factors including competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this increased pricing pressure will continue for the foreseeable future. In addition, the mix of products sold may change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross profits.

Research and Development

The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses increased 38% to $3,567,000 in the second quarter of 1998 from $2,594,000 in the second quarter of 1997. This increase was due primarily to an increase in personnel-related expenses associated with the acquisition of Semaphore. As a percentage of net sales, R&D expenses were 27.9% in the second quarter of 1998 as compared to 15.2% in the second quarter of 1997. R&D expenses increased 14% to $6,389,000 for the six months ended June 30, 1998 from $5,627,000 for the same period of the prior year. As a percentage of net sales, R&D expenses increased to 23.4% for the first six months of 1998 as compared to 17.0% for the same period of the prior year. The increases in R&D expenses as a percentage of net sales primarily is due to lower sales volumes during the second quarter and first six months of 1998. The absolute dollar increase for the six-month period is attributable to higher personnel-related expenses associated with the acquisition of Semaphore. The Company anticipates that its R&D expenses, excluding purchased R&D, for at least the remainder of 1998 will continue to increase in absolute dollars and as a percentage of sales as a result of the Company's acquisition of Semaphore and the expected on-going development of the Semaphore technology. However, actual results could vary from the foregoing forward looking statement due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results," below, the Company's ability to successfully develop and market its products, and the Company's ability to accelerate or defer operating expenses, achieve revenue levels during such periods and hire new personnel.


All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."


Selling, General and Administrative

The primary types of expenses included in selling, general and administrative (SG&A) expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses decreased 14% in the second quarter of 1998 to $4,965,000 from $5,768,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses increased to 38.8% in the second quarter of 1998 from 33.9% in the second quarter of 1997. SG&A expenses decreased 7% for the six months ended June 30, 1998 to $9,988,000 from $10,683,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses increased to 36.6% for the first six months of 1998 from 32.3% for the same period of the prior year. The decreases in SG&A expenses in absolute dollars were primarily due to lower personnel-related expenses and travel and entertainment, primarily within the sales organization, and an decrease in consulting fees. The increases in SG&A expenses as a percentage of net sales were primarily the result of lower sales volumes during the second quarter and the first six months of 1998.

Purchased Research and Development

The Company incurred an expense of $2.3 million related to purchased research and development for which technological feasibility had not been achieved in the second quarter of 1998 related to the acquisition of Semaphore. Such in-process technology was valued, along with other acquired assets, in accordance with valuation techniques commonly used in the technology industry and was expensed upon acquisition in accordance with Financial Accounting Standards No. 2, "Accounting for Research and Development Costs". See Notes 6 of Notes to Financial Sections in this Form 10-Q.

Other Income

Other income primarily includes interest income. Other income decreased 27% in the second quarter of 1998 to $466,000 from $638,000 for the same period of the prior year. For the six months ended June 30, 1998, other income decreased 16% to $1,068,000 from $1,278,000 for the same period of the prior year. These decreases were primarily due to lower interest income due to lower interest rates and lower cash balances.

Provision / Benefit for Income Taxes

The Company's effective tax rate increased to 39% for the second quarter and first six months of 1998 compared to 30.5% for the same periods in 1997. This increase is due primarily to the higher rate available assuming a carryback of current year losses compared to the effective tax rate applicable if the Company were profitable.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $25.0 million and cash, cash equivalents and marketable securities of $37.3 million at June 30, 1998. Net cash provided by operating activities was $1.3 million for the first half of 1998 primarily due to a write-off of purchased R&D, an increase in accounts payable and decrease in accounts receivable, offset to some extent by net loss and a decrease in accrued payroll and other accrued expenses. Net cash provided by operating activities was $3.3 million for the first half of 1997 primarily as a result of a generation of net income and an increase in accounts payable, offset to some extent by an increase in inventories and accounts receivable. Cash provided by investing activities during the first half of 1998 was primarily from the maturity of marketable securities of $21.9 million offset by additional purchases of marketable securities of $18.7 million. Cash provided by investing activities during the first half of 1997 was primarily from the maturity of marketable securities of $8.1 million offset by additional purchases of marketable securities of $7.0 million. Leasehold improvements and capital equipment additions were $887,000 in the first half of 1998 as compared to $1.0 million in the first half of 1997.

In May 1998, the Company approved the repurchase of up to an additional 1,000,000 shares of Common Stock for cash from time-to-time at market prices and as market and business conditions warrant, in open market, negotiated, or block transactions. On October 17, 1996, the Company previously announced its initial intentions to repurchase up to 500,000 shares of Common Stock, which shares have been repurchased since that announcement. Net cash used in financing activities was $5.7 million in the first half of 1998, primarily due to the repurchase of common stock offset by the proceeds from the exercise of stock options. Net cash used in financing activities was $1.4 million in the first half of 1997, primarily from the repurchase of common stock offset by the proceeds from the exercise of stock options and employee stock purchases. During the first six months of 1998, the Company repurchased on the open market a total of 646,500 shares of common stock at prices ranging from $6.8125 to $11.50 a share. This stock has subsequently been retired.

The Company believes that existing cash and cash flows from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the factors set forth above in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," there are a number of other factors that may affect the Company's future operating results. Most of the following discussion consists of forward looking statements and accompanying risks.

The Company believes that the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers have in the past adversely affected the Company and could in the future adversely affect operating results. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders, including the completion of the build out of carrier and network service providers infrastructures, could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1997 and in the second quarter of 1998, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers including MCI. Other factors that may cause fluctuations in the Company's operating results include, but are not limited to, seasonal capital spending patterns of large domestic customers, changes in the product mix sold toward narrowband products that yield lower gross margins, the timing of new product announcements and introductions by the Company and its competitors, changes in sales volumes through the Company's distribution channels, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which would adversely affect operating results. The Company's industry has in the last several years been characterized by declining prices on existing products, therefore continual improvement of manufacturing efficiencies and enhancements to existing products are required to maintain gross margins.

The market for the Company's products is highly competitive. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from suppliers of internetworking equipment, such as routers, and telephone equipment, such as switches, which are including a direct WAN interface in certain of their products. An increased reliance by customers on such suppliers for WAN access would reduce demand for the Company's products, which would have a material adverse affect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this pricing pressure will continue for the foreseeable future.



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

The Company is currently developing and may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments, including the Company's DL7100 product. The Company has experienced delays in the development of the DL7100 product, in part related to technical problems that required some software to be redesigned. This became available for revenue shipments in the second half of 1997. The Company has experienced very limited customer interest to date in this product. The Company continues to evaluate the long-term viability of the DL7100 product. Given its complexity, there can be no assurance that this product will not encounter further technical or other difficulties that could significantly delay its deployment or acceptance or could result in the termination of the development program for this product. There can be no assurance that the market for ATM infrastructure products will continue to develop, that the DL7100 will meet the needs of the emerging ATM market or any other market or, that products currently available or under development by competitors will not directly compete with the DL7100 product. The occurrence of any of these events could have a material adverse affect on the Company's business and operating results.

The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company and certain personnel have only limited experience in the Company's industry. In February 1998, Alan I. Fraser, the Company's President and Chief Executive Officer resigned to pursue other interests. Vinita Gupta, Chairman of the Board, assumed the responsibilities of President and Chief Executive Officer upon Mr. Fraser's departure, and the Company is searching for an individual to succeed Ms. Gupta as President and Chief Executive Officer. In addition, the Company is searching for a Vice President, Sales. The Company is also currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. The current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important positions.

The Company completed an acquisition of Performance Telecom in the third quarter of 1997 and an acquisition of substantially all of the assets of Semaphore in the second quarter of 1998 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. The Company has experienced declining revenues from the products acquired in the Performance Telecom acquisition. In addition, acquisitions involve numerous risks, including difficulties in managing diverse geographic sales and research and development operations, risks of entering markets in which the Company has no or limited direct prior experience, difficulties in the assimilation of the technologies and products of the acquired companies and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its recent acquisitions, could have a material adverse affect on the Company's business, financial condition and results of operations.

The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address, this issue. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will not be material to the Company's expenses during 1998 and 1999. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

The risks outlined herein are difficult for the Company to forecast, and these or other factors can materially affect the Company's operating results and stock price for one quarter or a series of quarters. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many high technology companies, for reasons frequently unrelated to the operating performance of the specific companies. These fluctuations, as well as general economic, political and market conditions may materially adversely affect the market price of the Company's common stock.

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


ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its officers and directors are parties to various lawsuits described in paragraphs two and three in Note 4 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q. See also the Company's Form 10-Q for the period ended March 31, 1998 and its Form 10-K for the period ended December 31, 1997 for previous disclosures about such lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 1998, the Company held its annual meeting of shareholders. At that meeting, the Company's six incumbent directors were reelected to office by the following vote:

                                                                        Votes
Name                              Votes for                            Withheld
----                              ---------                            --------
Vinita Gupta                      8,678,410                             12,678
Richard C. Alberding              8,678,560                             12,528
Gregory M. Avis                   8,678,560                             12,528
Lance B. Boxer                    8,678,560                             12,528

Alan I. Fraser                    8,641,806                             49,282
Narendra K. Gupta                 8,676,410                             12,678

Also at that meeting, the shareholders ratified the selection of PricewaterhouseCoopers, L.L.P. as independent auditors for the Company's current fiscal year, with 8,658,853 votes for, 2,800 votes against, and 29,435 votes abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

         27.01             Financial Data Schedule.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on April 17, 1998 and a report on Form 8-K/A on June 16, 1998 in connection with the acquisition of assets of Semaphore Communications Corporation. The Form 8-K provided information under Items 2 and 7 with respect to the Semaphore acquisition and the Form 8-K/A provided information under Item 7 with respect to such acquisition, including audited financial statements of Semaphore as of December 31, 1996 and 1997 and for the years then ended and unaudited pro forma condensed combined Statements of Operations for the year ended December 31, 1997 and the three months ended March 31, 1998 and an unaudited pro forma condensed combined Balance Sheet as of March 31, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DIGITAL LINK CORPORATION


Date:     August 14, 1998                      /s/   Stanley E. Kazmierczak
                                             ------------------------------
                                             Stanley E. Kazmierczak

                                         Vice President, Finance and
                                         Administration, Chief Financial Officer
                                           and Secretary
                                          (Duly Authorized Officer and Principal
                                           Financial Officer)