Form 10-Q
period 1998-09-30
DIGITAL LINK CORP
filed 1998-11-16
CIK 810467

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to ____________________

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the registrant's Common Stock as of November 11, 1998 was 8,973,672 shares.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

       Consolidated Balance Sheets as of September 30, 1998                    3
       and December 31, 1997

       Consolidated Statements of Operations for the quarters                  4
       and nine months ended September 30, 1998 and 1997

       Consolidated Statements of Cash Flows for the nine                      5
       months ended September 30, 1998 and 1997

       Notes to Consolidated Financial Statements                              6

ITEM 2 - Management's Discussion and Analysis of                              11
         Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosure About                        19
         Market Risk

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                    20


ITEM 2 - Changes in Securities and Use of Proceeds                            20

ITEM 3 - Defaults Upon Senior Securities                                      20

ITEM 4 - Submission of Matters to a Vote of Security Holders                  20

ITEM 5 - Other Information                                                    20

ITEM 6 - Exhibits and Reports on Form 8-K                                     20


SIGNATURE(S)                                                                  21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                              DIGITAL LINK CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                            (Amounts in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30,    December 31,
                                                                                                           1998            1997
                                                                                                      -------------    ------------
                                                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                                 $ 6,105          $ 2,504
Short-term marketable securities                                                                           11,805           18,026
Accounts receivable, less allowance for doubtful accounts of $437 at
9/30/98 and $517 at 12/31/97                                                                                4,857            5,193
Inventories                                                                                                 5,411            8,163
Prepaid and other current assets                                                                            1,072            1,433
Income taxes receivable                                                                                     2,150                0
Deferred income taxes                                                                                       2,773            2,304
                                                                                                          -------          -------
         Total current assets                                                                              34,173           37,623

Property and equipment at cost, net                                                                         2,821            3,325
Long-term marketable securities                                                                            18,565           21,899
Deferred income taxes                                                                                       2,992            2,062
Other assets                                                                                                  390            1,147
                                                                                                          -------          -------
         TOTAL ASSETS                                                                                     $58,941          $66,056
                                                                                                          =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                                          $ 4,305          $ 2,407
Accrued payroll expense                                                                                     2,032            2,344
Other accrued expenses                                                                                      4,980            3,785
Income taxes payable                                                                                            0              186
                                                                                                          -------          -------
         Total current liabilities                                                                         11,317            8,722
                                                                                                          -------          -------

CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized:  5,000,000 shares;
     Issued and outstanding:  None
Common stock, no par value:
     Authorized:  25,000,000 shares;
     Issued and outstanding:  9,066,678 shares at 09/30/98 and
     9,427,306 shares at 12/31/97                                                                          35,587           34,609
Other comprehensive income -unrealized gain on marketable securities                                           87              107
Retained earnings                                                                                          11,950           22,618
                                                                                                          -------          -------
              Total shareholders' equity                                                                   47,624           57,334
                                                                                                          -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                $58,941          $66,056
                                                                                                          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                                              DIGITAL LINK CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                               FOR THE QUARTERS AND NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1998 AND 1997
                                          (Amounts in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                              Quarter Ended                    Nine Months Ended
                                                                              September 30,                      September 30,
                                                                      --------------------------          --------------------------
                                                                          1998              1997              1998             1997
                                                                          ----              ----              ----             ----
REVENUES:
Net sales                                                             $ 13,271          $ 18,529          $ 40,587          $ 51,600
Cost of sales                                                           10,168             7,948            24,203            21,620
                                                                      --------          --------          --------          --------
       Gross profit                                                      3,103            10,581            16,384            29,980
                                                                      --------          --------          --------          --------

EXPENSES:
Research and development                                                 3,856             2,602            10,245             8,229
Selling, general and administrative                                      4,413             5,859            14,401            16,542
Purchased research and development                                           0             3,651             2,299             3,651
Restructuring charges                                                    2,506                 0             2,506                 0
                                                                      --------          --------          --------          --------
       Total operating expenses                                         10,775            12,112            29,451            28,422
                                                                      --------          --------          --------          --------
       Operating income / (loss)                                        (7,672)           (1,531)          (13,067)            1,558
Other income                                                               551               646             1,619             1,924
                                                                      --------          --------          --------          --------
Income / (loss) before provision for income taxes                       (7,121)             (885)          (11,448)            3,482
Provision / (benefit)  for income taxes                                 (2,848)             (270)           (4,538)            1,061
                                                                      --------          --------          --------          --------
       NET INCOME / (LOSS)                                            $ (4,273)         $   (615)         $ (6,910)         $  2,421
                                                                      ========          ========          ========          ========

COMPREHENSIVE INCOME / (LOSS)                                         $ (4,252)         $   (639)         $ (6,930)         $  2,323
                                                                      ========          ========          ========          ========

EARNINGS PER SHARE (Basic)
Net income  / (loss) per share                                        $  (0.47)         $  (0.07)         $  (0.74)         $   0.26
Shares used in computing per share amounts                               9,129             9,240             9,311             9,206
                                                                      ========          ========          ========          ========
EARNINGS PER SHARE (Diluted)
Net income / (loss) per share                                         $  (0.47)         $  (0.07)         $  (0.74)         $   0.25
Shares used in computing per share amounts                               9,129             9,240             9,311             9,585
                                                                      ========          ========          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                              DIGITAL LINK CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30 , 1998 AND 1997
                                                       (Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                       ----------------------------
                                                                                                         1998                 1997
                                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)                                                                                    $ (6,910)           $  2,421
Adjustments to reconcile net income / (loss)  to net cash flows provided by operating activities:
   Depreciation and amortization                                                                          2,759                 865
   Provision / (reduction in allowance) for doubtful accounts                                               (76)                 30
   Provision / (reduction in allowance) for excess and obsolete
   Inventories                                                                                            2,944                 259
   Purchased research and development                                                                     2,299               3,651
   Deferred tax on acquisition                                                                           (1,399)             (1,115)
   Changes in:
     Accounts receivable                                                                                    613              (1,580)
     Inventories                                                                                            256              (1,581)
     Prepaid and other assets                                                                               629                (332)
     Accounts payable                                                                                     1,898               2,129
     Accrued payroll and other accrued expenses                                                             263               1,094
     Income taxes (receivable) / payable                                                                 (2,336)                 59
                                                                                                       --------            --------
         Net cash flows provided by operating activities                                                    940               5,900
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                                                      (25,664)            (10,025)
Maturities of marketable securities                                                                      35,199              13,117
Acquisition of Performance Telecom Corporation assets                                                         0              (5,000)
Payment in connection with Acquisition of Semaphore Corporation                                             182                   0
Acquisition of property and equipment                                                                    (1,075)             (1,749)
                                                                                                       --------            --------
         Net cash flows provided by /  (used in) investing activities                                     8,642              (3,657)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                                     421               1,692
Repurchase of common stock                                                                               (6,402)             (2,424)
                                                                                                       --------            --------
         Net cash flows used in financing activities                                                     (5,981)               (732)
                                                                                                       --------            --------
   Net increase in cash and cash  equivalents                                                             3,601               1,511

Cash and cash equivalents at beginning of year                                                            2,504               2,043
                                                                                                       --------            --------

Cash and cash equivalents at end of period                                                             $  6,105            $  3,554
                                                                                                       ========            ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by Digital Link Corporation (the "Company" or "Digital Link") without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 26, 1998.

         The year-end balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Operating results for the three months and nine months ended September 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME / (LOSS) PER SHARE

         Basic and diluted income / (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No.
         128"). All per share amounts have been restated in accordance with SFAS
         No. 128.

                                                                                  Quarter Ended                 Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                                1998         1997                1998        1997
                                                                                ----         ----                ----        ----
Basic                                                                         (in thousands, except            (in thousands, except
                                                                                 per share data)                  per share data)

Weighted average common shares outstanding for the period                      9,129           9,240           9,311           9,206

Shares used in computing per share amounts                                     9,129           9,240           9,311           9,206

Net income / (loss)                                                          $(4,273)        $  (615)        $(6,910)        $ 2,421
Net income  / (loss) per share                                               $ (0.47)        $ (0.07)        $ (0.74)        $  0.26

                                                                                  Quarter Ended                 Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                                1998         1997                1998        1997
                                                                                ----         ----                ----        ----
Diluted                                                                       (in thousands, except            (in thousands, except
-------                                                                          per share data)                  per share data)

Weighted average number of shares outstanding for                           9,129            9,240            9,311            9,206
the period

Common equivalent shares from conversion of stock                                                                                379
options under treasury stock method

Shares used in computing per share amounts                                  9,129            9,240            9,311            9,585

Net income / (loss)                                                       $(4,273)         $  (615)         $(6,910)         $ 2,421
Net income / (loss) per share                                             $ (0.47)         $ (0.07)         $ (0.74)         $  0.25

In the above computations, common equivalent shares totaling 13,360, 432,031 and 86,829 for the quarters ended September 30, 1998, and September 30, 1997 and the nine months ended September 30, 1998, respectively, are excluded from the diluted calculation as their effect is anti-dilutive.

3.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                       September 30, 1998      December 31, 1997
                                       ------------------      -----------------
                                          (Unaudited)

                  Raw materials              $2,079                   $2,952
                  Work-in-process             1,588                    2,275
                  Finished goods              1,744                    2,936
                                             ------                   ------
                                             $5,411                   $8,163
                                             ======                   ======

4.       RESTRUCTURING CHARGES

         The Company incurred an expense of $2.5 million in the quarter ended September 30, 1998 related to the termination of its DL7100 and Virtual Private Network product lines including termination of 25 project employees and abandonment of a leased facility. Since the products included use of, or planned integration of, technologies and other assets acquired through the Company's acquisitions of Semaphore and Performance Telecom, the Company also evaluated those acquired assets, which had no alternative future use, for realizability. The restructuring expense of $2.5 million consisted primarily of severance costs of $0.5 million, legal and lease commitment costs of $0.5 million and the write-off of goodwill and fixed assets of $1.5 million related to the aforementioned acquisitions. In addition to these costs the Company reflected $3.2 million of restructuring related costs in cost of sales for inventory write-downs and warranty reserves.

         All 25 project employees were notified of their termination severance benefits by September 30, 1998 and 64% of these benefits were actually paid by the end of October 1998. The Company's leased facility will be exited during the first quarter of 1999. Remaining accrued restructuring charges amounted to $2.4 million at September 30, 1998.

5.       CONTINGENCIES

         Certain third parties have expressed their belief that certain of the Company's products may infringe patents held by them and have suggested that the Company acquire licenses to such patents. The Company believes that licenses, to the extent required, will be available; however, no assurance can be given that the terms of any offered licenses would be favorable to the Company. Management, after review and consultation with counsel, believes that the ultimate resolution of these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company has accrued certain amounts deemed probable for these matters in prior years, it is currently unable to estimate the ultimate range of loss regarding these matters. Therefore, the ultimate resolution of these matters could result in payments in excess of, or less than, the amounts accrued in the accompanying financial statements and require royalty payments in the future which could adversely impact gross margins.

         In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. To date, the Superior Court has dismissed portions of plaintiff's state court complaint without leave to amend. The Superior Court also dismissed five of the individual defendants without leave to amend. Plaintiff has filed a third amended complaint that names the Company and three individual defendants. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. In the federal action, the Court granted the Company's motion to dismiss the federal complaint with leave to amend on September 11, 1997, and plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint. A hearing on the motion to dismiss the amended complaint is scheduled for December 4, 1998. There has been no discovery in the federal action, and no trial date has been set.

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

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The component of comprehensive income, which is excluded by the Company from net income is the change in the unrealized gain or loss on securities, and thus has been included in the computation of comprehensive income.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14,
         "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

7.       ACQUISITION OF ASSETS OF SEMAPHORE COMMUNICATIONS CORPORATION

         On April 3, 1998, the Company entered into an Asset Sale Agreement (the "Agreement") with Semaphore Communications Corporation, a Delaware corporation ("Semaphore"), to acquire substantially all of Semaphore's non-cash assets (excluding furniture and fixtures). Semaphore is a supplier of security management and Virtual Private Network solutions for Internet/intranet and Frame relay applications. The acquisition was accounted for as a purchase. The results of operations of Semaphore has been included since April 3, 1998.

         The assets acquired pursuant to the Agreement include technology, including in-process research and development, intellectual property, inventory, trade receivables and rights under certain assumed contracts. Under the terms of the Agreement, the Company issued 291,182 shares of the Company's Common Stock to Semaphore, valued at approximately $3,200,000 and assumed certain liabilities amounting to $212,000. The liabilities assumed include certain obligations under assumed contracts and under various outstanding purchase orders as well as certain warranty obligations. Goodwill related to the acquisition is being amortized over five years.

         In September of 1998, the Company discontinued and terminated the Semaphore product line. In addition, the Company has terminated all the Semaphore employees hired by the Company in April of 1998 and abandoned the integration of and potential use of the acquired in-process technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

         The following unaudited pro forma condensed combined results of operations information has been presented to give effect to the purchase as if such transaction had occurred at the beginning of each of the periods presented. The historical results of operations have been adjusted to reflect additional depreciation and amortization expense based on the value allocated to assets acquired in the purchase. In-process research and development costs in the amount of $2,299,000, which were written off immediately after the purchase was completed, have been included in the results of both periods presented. The pro forma results of operations information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor is it necessarily indicative of future operating results.

          Unaudited Pro Forma Condensed Combined Results of Operations
                  (amounts in thousands except per share data)

                                                 Nine Months Ended September 30,
                                                       1998             1997
                                                       ----             ----
Revenue                                            $ 41,073         $ 53,485
Net loss                                             (8,295)          (4,493)

EARNINGS PER SHARE (BASIC)
Net loss per share                                 $  (0.86)        $  (0.47)
Shares used in per share calculation                  9,602(1)         9,497(1)

EARNINGS PER SHARE (DILUTED)
Net loss per share                                 $  (0.86)        $  (0.47)
Shares used in per share calculation                  9,602(1)         9,497(1)


(1) Shares used in the per share calculation reflect Digital Link shares issued to Semaphore as if they were outstanding from the beginning of each period presented and existing Digital Link shares.

Shares used in pro forma income (loss) per share basic and diluted calculations for the nine months ended September 30,1998 are as follows (in thousands):

         Digital Link shares issued in asset acquisition                 291(2)
         Existing Digital Link shares                                  9,311
                                                                       -----
                                                                       9,602
                                                                       -----

Share used in pro forma income (loss) per share basic and diluted calculations for the nine months ended September 30, 1997 are as follows (in thousands):

         Digital Link shares issued in asset acquisition                 291(2)
         Existing Digital Link shares                                  9,206
                                                                       -----
                                                                       9,497
                                                                       -----

(2) The number of shares issued was determined by dividing $3,200 by the volume-weighted average price per share (as reported by Bloomberg Financial Services) at which Digital Link's common stock traded on the five business days immediately preceding the execution of the Asset Sale Agreement by the parties.

8.       DEFERRED TAX ASSET

     The Company has recorded a deferred tax asset of $5.8 million reflecting the benefit of $0.9 million in loss carryforwards, which expire in varying amounts between 2003 and 2019. Deferred tax asset also includes $2.6 million in depreciation and amortization, and $2.3 million in reserves. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Net Sales

Net sales for the third quarter of 1998 decreased 28% to $13,271,000 from $18,529,000 for the same period of the prior year. Net sales for the nine months ended September 30, 1998 decreased 21% to $40,587,000 from $51,600,000 for the same period of the prior year. These decreases in net sales were primarily attributable to a decrease in unit sales of broadband (i.e., transmission rates in excess of T1/E1) products, as a result of lower sales to certain domestic carrier customers, including MCI, and a decrease in the average selling prices on certain broadband products as a result of price reductions made in 1997. The Company anticipates that lower sales to certain domestic carrier customers will continue for at least the remainder of 1998. In addition, the Company
anticipates  that  this  increased   pricing  pressure  will  continue  for  the
foreseeable future. However, actual results could vary from the foregoing forward looking statements in the prior two sentences due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results" below, the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing and other risks described throughout this Form 10-Q.

Narrowband sales decreased in absolute dollars by 18% but increased to 65% of net sales in the third quarter of 1998 as compared to 56% in the third quarter of 1997. Broadband sales decreased in absolute dollars by 42% and decreased as a percentage of net sales to 35% in the third quarter of 1998 as compared to 44% in the third quarter of 1997. Narrowband sales in absolute dollars decreased by 8% but increased to 62% of net sales in the first nine months of 1998 as compared to 52% in the first nine months of 1997. Broadband sales decreased in absolute dollars by 36% and decreased as a percentage of net sales to 38% in the first nine months of 1998 as compared to 48% for the same period in 1997. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to lower sales of broadband products to certain domestic carrier customers, including MCI.

International sales, including Canada, represented 20% of net sales in the third quarter of 1998 as compared to 19% in the third quarter of 1997, and 22% of net sales for the first nine months of 1998 as compared to 18% for the same period of the prior year. These increases were primarily due to sales of the products developed by Semaphore Communications Corporation ("Semaphore") acquired by the Company in connection with the acquisition of Semaphore in April 1998. These increases in net sales relating to the Semaphore product will not continue as a result of the Company's discontinuation and termination of the Semaphore product lines. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs, which may in the future contribute to fluctuations in the Company's business and results.

Gross Profit

Gross profit decreased 71% in the third quarter of 1998 to $3,103,000 from $10,581,000 for the same period of the prior year. Gross profit decreased to 23% of net sales in the third quarter of 1998 as compared to 57% in the third quarter of 1997. Gross profit decreased 45% in the nine months ended September 30, 1998 to $16,384,000 from $29,980,000 for the same period of the prior year. Gross profit decreased to 40% of net sales for the first nine months of 1998 as compared to 58% for the same period of the prior year. These decreases in gross profit are primarily a result of restructuring related charges related to the termination of the Company's DL7100 and VPN product lines. The charges related to the restructuring that were included in cost of goods sold amounted to approximately $3.2 million in the third quarter of 1998 as discussed under "Restructuring Charges" below. These restructuring charges were primarily related to the write-down of inventory due to the discontinuation or de-emphasis of certain product lines. To a lesser extent, gross profit decreased as a result of decreased sales volumes and the above mentioned price reductions. Gross profits may vary significantly from quarter to quarter depending on many factors including competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this increased pricing pressure will continue for the foreseeable future. In addition, the mix of products sold may change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross profits.

Research and Development

The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses increased 48% to $3,856,000 in the third quarter of 1998 from $2,602,000 in the third quarter of 1997. This increase was due primarily to an increase in personnel-related expenses associated with the acquisition of Semaphore and to a lesser extent, consulting expenses associated with other product development projects. As a percentage of net sales, R&D expenses were 29% in the third quarter of 1998 as compared to 14% in the third quarter of 1997. R&D expenses increased 24% to $10,245,000 for the nine months ended September 30, 1998 from $8,229,000 for the same period of the prior year. As a percentage of net sales, R&D expenses increased to 25% for the first nine months of 1998 as compared to 16% for the same period of the prior year. The absolute dollar increase for the nine-month period is attributable to higher personnel-related expenses including personnel-related expense associated with the acquisition of Semaphore. The increases in R&D expenses as a percentage of net sales is due primarily to lower sales volumes during the third quarter and first nine months of 1998. The Company anticipates that its R&D expenses, excluding purchased R&D, for at least the remainder of 1998 will decrease in absolute dollars and as a percentage of sales from the levels experienced in the third quarter of 1998 as a result of the Company's restructuring related to the termination of the DL7100 and Virtual Private Network (VPN) developments. However, actual results could vary from the foregoing forward looking statement due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results," including the Company's ability to achieve revenue levels during such period.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to

Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

The primary types of expenses included in selling, general and administrative (SG&A) expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses decreased 25% in the third quarter of 1998 to $4,413,000 from $5,859,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses increased to 33% in the third quarter of 1998 from 32% in the third quarter of 1997. SG&A expenses decreased 13% for the nine months ended September 30, 1998 to $14,401,000 from $16,542,000 for the same period of the prior year. As a percentage of net sales, SG&A expenses increased to 35% for the first nine months of 1998 from 32% for the same period of the prior year. The decreases in SG&A expenses in absolute dollars were primarily due to lower personnel-related expenses and travel and entertainment, primarily within the sales organization, and a decrease in consulting fees and promotional expenses. The increases in SG&A expenses as a percentage of net sales were primarily the result of lower sales volumes during the third quarter and the first nine months of 1998.

Purchased Research and Development

The Company incurred an expense of $2.3 million related to purchased research and development for which technological feasibility had not been achieved in the second quarter of 1998 related to the acquisition of Semaphore. Such in-process technology was valued, along with other acquired assets, using a discounted cash flow analysis with separate cash flow projections for existing and in-process technology. The value of in-process technology for which technological feasibility has not been established and for which there was no alternative use was expensed upon acquisition in accordance with Financial Accounting Standards No. 2, "Accounting for Research and Development Costs". See Note 7 of "Notes to Consolidated Financial Statements" above. Such acquired in-process technology was subsequently abandoned in September 1998 as discussed below.

Restructuring Charges

The Company incurred an expense of $2.5 million in the quarter ended September 30, 1998 related to the termination of its DL7100 and Virtual Private Network product lines including termination of 25 project employees and abandonment of a leased facility. Since the products included use of, or planned integration of, technologies and other assets acquired through the Company's acquisitions of Semaphore and Performance Telecom, the Company also evaluated those acquired assets, which had no alternative future use, for realizability. The restructuring expense of $2.5 million consisted primarily of severance costs of $0.5 million, legal and lease commitment costs of $0.5 million and the write-off of goodwill and fixed assets of $1.5 million related to the aforementioned acquisitions. In addition to these costs the Company reflected $3.2 million of restructuring related costs in cost of sales for inventory write-downs and warranty reserves.

All 25 project employees were notified of their termination severance benefits by September 30, 1998 and 64% of these benefits were actually paid by the end of October 1998. The Company's leased facility will be exited during the first quarter of 1999. Remaining accrued restructuring charges amounted to $2.4 million at September 30, 1998.

Other Income

Other income primarily includes interest income. Other income decreased 15% in the third quarter of 1998 to $551,000 from $646,000 for the same period of the prior year. For the nine months ended September 30, 1998, other income decreased 16% to $1,619,000 from $1,924,000 for the same period of the prior year. These decreases were primarily due to lower interest income due to lower interest rates and lower cash balances.

Provision / Benefit for Income Taxes

The Company's effective tax rate increased to 40% for the third quarter and first nine months of 1998 compared to 30.5% for the same periods in 1997. This increase is due primarily to the higher rate available assuming a carry-back of current year losses compared to the effective tax rate applicable if the Company were profitable.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $22.9 million and cash, cash equivalents and marketable securities of $36.5 million at September 30, 1998. Net cash provided by operating activities was $940,000 for the first nine months of 1998 primarily due to an increase in inventory, a write-off of purchased R&D, depreciation, amortization and an increase in accounts payable, offset to some extent by net loss and income taxes payable. Net cash provided by operating activities was $5.9 million for the first nine months of 1997, primarily as a result of net income, a write-off of purchased R&D and an increase in accounts payable, offset by an increase in accounts receivable and an increase in inventories. Cash provided by investing activities during the first nine months of 1998 was primarily from the maturity of marketable securities of $35.2 million offset by additional purchases of marketable securities of $25.2 million. Cash used in investing activities during the first nine months of 1997 was primarily from purchases of marketable securities of $10.8 million and the acquisition of Performance Telecom assets of $5.0 million, offset by the maturity of marketable securities of $13.1 million. Leasehold improvements and capital equipment additions were $1.1 million in the first nine months of 1998 as compared to $1.7 million in the first nine months of 1997.

In May 1998, the Company approved the repurchase of up to an additional 1,000,000 shares of Common Stock for cash from time-to-time at market prices and as market and business conditions warrant, in open market, negotiated, or block transactions. On October 17, 1996, the Company previously announced its initial intentions to repurchase up to 500,000 shares of Common Stock, which shares have been repurchased since that announcement. Net cash used in financing activities was $6.0 million in the first nine months of 1998, primarily due to the repurchase of common stock, offset by the proceeds from the exercise of stock options and employee stock purchase rights. Net cash used in financing activities was $732,000 in the first nine months of 1997, primarily from the repurchase of common stock offset by the proceeds from the exercise of stock options and employee stock purchase rights. During the first nine months of 1998, the Company repurchased on the open market a total of 715,000 shares of common stock at prices ranging from $4.13 to $11.50 a share. This stock has subsequently been retired.

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

The Company believes that the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers have in the past adversely affected the Company and could in the future adversely affect operating results. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders, including the completion of the build out of carrier and network service providers' infrastructures, could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1997 and in the second quarter of 1998, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, including MCI. Other factors that may cause fluctuations in the Company's operating results include, but are not limited to, seasonal capital spending patterns of large domestic customers, changes in the product mix sold toward narrowband products that yield lower gross margins, the timing of new product announcements and introductions by the Company and its competitors, changes in sales volumes through the Company's distribution channels, market acceptance of new or enhanced versions of the Company's products, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which would adversely affect operating results. The Company's industry has in the last several years been characterized by declining prices on existing products, therefore continual improvement of manufacturing efficiencies and enhancements to existing products are required to maintain gross margins.

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

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During 1998, the Company began to implement plans for certain of its operations to ensure those systems continue to meet its internal and external requirements. The Year 2000 compliance efforts will encompass:

o        All  Digital   Link   products.   The  cost  of  this  effort  will  be
         approximately $250,000 and will be financed through working capital and the use of internal engineering resources.

o All Digital Link major operational systems (including ASK MANMAN, databases, spreadsheets, word processing, and CAD). The cost of these initiatives will be approximately $150,000. The Company has contracted with a third party to perform the MANMAN compliance work and will use a combination of consultants and internal resources to address the compliance issues with other operational systems.

The remaining initiatives to address vendor and customer compliance are estimated to be complete by the end of June 1999. In addition, the Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the Company's suppliers and customers have advised it that they have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes necessary for compliance.

Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

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

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has, on several occasions, expressed its belief that certain of the Company's products, including its CSU/DSUs, may infringe upon patents held by it and has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. The Company does not believe that there is merit to Larscom's claim. Management, after review and consultation with counsel, believes that the ultimate resolution of both these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company has accrued certain amounts deemed probable for these matters in prior years, it is currently unable to estimate the ultimate range of loss regarding these matters. Therefore, the ultimate resolution of these matters could result in payments in excess of, or less than, the amounts accrued in the accompanying financial statements and require royalty payments in the future which could adversely impact gross margins. There can be no assurance that other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

The Company has recorded a deferred tax asset of $5.8 million reflecting the benefit of $0.9 million in loss carryforwards, which expire in varying amounts between 2003 and 2019. Deferred tax asset also includes $2.6 million in depreciation and amortization, and $2.3 million in reserves. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.


ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company and certain of its officers and directors are parties to various lawsuits described in paragraphs two and three in Note 4 of "Notes to Consolidated Financial Statements" in Part I of this Form 10-Q. See also the Company's Forms 10-Q for the periods ended June 30, 1998 and March 31, 1998 and its Form 10-K for the period ended December 31, 1997 for previous disclosures about such lawsuits.

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

                                     DIGITAL LINK CORPORATION

Date: November 16, 1998               /s/ Stanley E. Kazmierczak
                                     -------------------------------------------
                                     Stanley E. Kazmierczak
                                     Vice President, Finance and Administration,
                                     Chief Financial Officer and Secretary
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)