Form 10-K
period 1998-12-31
DIGITAL LINK CORP
filed 1999-03-29
CIK 810467

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999, was approximately $29,134,358.

The number of shares outstanding of the registrant's Common Stock as of March 26, 1999, was 8,127,622 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of shareholders to be held June 7, 1999 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                            DIGITAL LINK CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1998


                                TABLE OF CONTENTS


Form 10-K
 Item No.                      Name of Item                                Page
 --------                      ------------                                ----

PART I
------
 Item 1.  Business.......................................................... 3
 Item 2.  Properties........................................................ 10
 Item 3.  Legal Proceedings................................................. 11
 Item 4.  Submission of Matters to a Vote of Security Holders............... 11

PART II
-------
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
               Matters...................................................... 12
 Item 6.  Selected Financial Data........................................... 12
 Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................ 13
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk........ 25
 Item 8.  Financial Statements and Supplementary Data....................... 26
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................. 47

PART III
--------
 Item 10. Directors and Executive Officers of the Registrant................ 47
 Item 11. Executive Compensation............................................ 47
 Item 12. Security Ownership of Certain Beneficial Owners and Management.... 47
 Item 13. Certain Relationships and Related Transactions.................... 47

PART IV
-------
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 48

               Signatures................................................... 50

                                     PART I
ITEM 1.  BUSINESS

     Except for the historical statements contained herein, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing, the ability to retain and attract key personnel and other risks which are described throughout this Form 10-K, including under the sections titled "Products and Technology," "Customers and End Users," "Research and Development," "Manufacturing," "Competition,"
"Intellectual Property and Other Proprietary Rights" and "Employees" in Item 1 hereof and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results," in Item 7 of this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
     When  used in this  Form  10-K  words  such as  "believes,"  "anticipates,"
"expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.
     Due to all the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Similarly, past performances are not necessarily indicative of future results. It is possible, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Overview

     The Company designs, manufactures, markets and supports a broad range of digital wide-area network ("WAN") access products for global networks. The Company's products are used by service providers as infrastructure equipment and by business enterprises for connectivity to WAN services, such as leased lines, frame relay, Internet Protocol ("IP"), Switched Multimegabit Data Service
("SMDS"), Asynchronous Transfer Mode ("ATM") and Digital Subscriber Line ("DSL"). The Company's products allow local area network ("LAN")-based internetworking devices, such as routers and switches, to access WANs and also integrate data with digitized voice and video traffic for more efficient line utilization. Digital Link's products are used both in the customer premise equipment ("CPE") environment and in the networks of interexchange carriers ("IXCs"), Internet service providers ("ISPs") and telephone companies. The Company believes it is a leader in the WAN access products market because of its broad range of products and its diverse sales channels. The Company markets and sells its products in North America, Europe, South America and Asia primarily through its direct sales force, value-added resellers ("VARs") and original equipment manufacturers ("OEMs").
     The Company was incorporated in California in 1985. Its principal executive offices are located at 217 Humboldt Court, Sunnyvale, California 94089 and its web site is http://www.dl.com. Information included on the Company's web site does not constitute part of this Form 10-K.

Industry Background

     The growing reliance on enterprise-wide networks to facilitate the sharing of information has created an environment in which the linkage of multiple LANs over wide area networks is critical to daily operations. Two types of WANs have developed to satisfy internetworking needs: private WANs, which are generally based on dedicated leased lines; and public WANs, which are based on centralized switching networks that route data to the proper destination. In private WANs, the functions of switching, routing and multiplexing are performed on the organization's premises utilizing customer-owned equipment and dedicated lines leased from telephone companies and IXCs. As an alternative to private WANs, telephone companies, ISPs and IXCs offer public WAN services. Companies that provide products for connecting LAN-based data networks to WANs could support both private and public WANs, including public WANs based on frame relay, SMDS, ATM and DSL technologies.
     In order for LANs to be interconnected to WANs, an interface is required to condition LAN-based data to a format appropriate for transmission over WANs. The Company believes equipment providers addressing the WAN access market must develop product solutions flexible enough to respond to the changing standards and network requirements associated with emerging WAN technologies.

Products and Technology

     The Company's principal products offer 56/64Kbps, T1/E1, nxT1/E1 and T3/E3 access to public and private WANs using Internet, Frame relay, SMDS, ATM and DSL technology. The Company's products range from simple desktop or rack-mounted units for smaller sites to intelligent multi-processor systems that support multiple lines and integrate data with digitized voice and video for larger and more complex sites. Enterprises use these products to enable internetworking equipment such as routers and switches to access WANs. The Company's products may also be used within the networks of telephone companies, ISPs and IXCs to provide access to their backbone networks. The list prices of the Company's products generally range from $300 to $15,000.
     The Company's WAN access products are classified as Digital Service Units/Channel Service Units ("DSUs/CSUs"), access multiplexers and inverse multiplexers. The Company's DSUs/CSUs generally provide the interface between a single data port and a single WAN line, and its access multiplexers are used to multiplex multiple data, voice or video ports over one or more WAN lines. Digital Link's inverse multiplexers break down high-speed data from a single source for transmission over multiple T1 WAN lines.
     The Company introduced its first T1 access products in 1985. In 1993, the Company introduced the second generation of its T1/E1 access products with certain enhanced features. Known as the Encore product line, these products provide interfaces to Ethernet and Token Ring LAN-based data traffic from internetworking devices and connects them to dedicated or Frame relay-based 56Kbps and T1/E1 lines. In 1998, the Company released T1 and 56/64Kbps access products that include improved network management capabilities such as in-band management and integrated performance monitoring ("IPM"). These products, in conjunction with Digital Link WANview or NetScout Systems, Inc. network management system, have allowed the Company to market a comprehensive enterprise management solution.
     In 1993, the Company introduced the DL3800 T1 inverse multiplexer in response to marketplace demand for a method of transporting information at data rates faster than T1 without the expense and availability issues associated with T3 lines. The DL3800 accepts data from a single high-speed data device and prepares it for transmission over as many as eight T1 lines. In June 1996, the Company introduced an international version of its inverse multiplexer product line.
     The Company introduced its first T3 access products in 1990. The Company's T3/E3 DSUs and multiplexers include the DL3100 T3/E3 Access Multiplexer which connects networking equipment to T3/E3 lines and is available with single or multiple ports. In May 1995, the Company introduced the DL3900 multiplexer shelf that allows customers to reduce the shelf space needed when installing multiple inverse multiplexers in the same location. It houses both T1 and inverse multiplexer modules and T3 access multiplexer modules to provide connectivity between central and DL3100 or DL3800 units at remote sites.
     The Company also offers SMDS and ATM access products. In 1991, the Company began shipping the DL200, which is a DSU/CSU used to access public SMDS networks that operate over T1/E1 lines. In 1992, the Company began shipping the DL3200, which is a DSU used to access public SMDS and ATM networks that operate over T3/E3 lines.
     In support of the ATM infrastructure and to complement the large capacity ATM switches necessary for such an infrastructure, the Company had developed its DL7100 product (formerly known as the W/ATM GateWay Product ) to connect non-ATM traffic and slower speed ATM traffic to these high-speed ATM switches. The DL7100 was a high-capacity system that multiplexes and switches voice, data, video, low-speed cell and Frame relay for ATM transmissions. In September 1997, the Company acquired certain assets of Performance Telecom Corporation ("Performance Telecom"). Performance Telecom developed asymmetrical, symmetrical and rate-adaptive DSL products. With the DSL technology acquired from Performance Telecom, the Company developed a DSL interface for the DL7100. In April 1998, the Company entered into an Asset Sale Agreement (the "Agreement") with Semaphore Communications Corporation ("Semaphore"). Semaphore developed security management and virtual private network ("VPN") products for Internet/intranet and Frame relay applications. In September 1998, the Company discontinued development on the DL7100 and Semaphore product lines. The decision to terminate these projects was in response to slower than expected development of the DL7100 DSL and VPN markets.
     The Company believes that network reliability and management are among the most important factors considered by users when selecting a network equipment supplier. In order to maximize network reliability, the Company has built monitoring and diagnostic tools into all of its products. In addition, the Company offers access products with Simple Network Management Protocol ("SNMP"), a standards-based network management system, in-band management and IPM. SNMP provides a set of processes and procedures to manage all elements of a network, allowing a user to manage and control the entire network with one management system. In-band management and IPM are management solutions used to improve network management.
     The Company also provides an SNMP-based graphical user interface in its WANview technology solutions. WANview network management systems help service providers achieve high levels of service, increased network efficiency and reliability for improved operations because they can configure, maintain and test the Company's products. The Company's Management Access Processor ("MAP") allows customers to manage Digital Link products via a direct Ethernet LAN interface. This cost-effective interface provides a management access alternative independent of routers or terminal servers.
     The markets for the Company's products are characterized by rapid technological advances, product obsolescence, changes in customer requirements and evolving regulatory requirements and industry standards. The Company's future prospects will depend in part on its ability to enhance the functionality of its existing WAN access products in a timely manner and to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in the WAN access market. Any failure by the Company to anticipate or to respond adequately to competitive solutions, technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse affect on the Company's business and operating results. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors. New products could also render certain of the Company's existing products obsolete. Either of these events could materially adversely affect the Company's business and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Future Operating Results -- Company Must Respond to Technological Change" in Item 7 of this Form 10-K.

Customers and End Users

     Digital Link's customers and end users are diverse and represent many industries. End users of private WANs that incorporate the Company's access products, as well as telephone companies, ISPs and IXCs that either incorporate the Company's products within their public networks or purchase the Company's access products for resale to end users, include major interexchange carriers, the Regional Bell Operating Companies ("RBOCs"), major domestic and international carriers, industrial, electronics and other companies and governments, universities and utilities.
     The Company sells a majority of its products to a relatively limited number of telephone companies, VARs, OEMs and end users. In 1998, 1997 and 1996, net sales to MCI represented approximately 11%, 20% and 13%, respectively, of the Company's net sales. In addition, net sales to Cisco Systems, Inc. during 1998 were 10% of the Company's net sales and net sales to BBN Planet Corporation during 1996 were 13% of the Company's net sales. There can be no assurance that the Company's current customers will continue to place orders with the Company or that the Company will be able to obtain orders from new customers. The loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers have in the past adversely affected the Company's operating results and could continue to do so in the future. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies, and the timing of such orders, including the completion of the build out of carrier and network service providers' infrastructures, could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1997 and in the second quarter of 1998, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, including MCI. Other factors that may cause fluctuations in the Company's operating results include, but are not limited to, the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix sold toward narrowband products that yield lower gross margins, seasonal capital spending patterns of large domestic customers, changes in sales volumes through the Company's distribution channels, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which would adversely affect operating results. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net Sales," " -- Quarterly Consolidated Results of Operations" and " -- Other Factors That May Affect Future Operating Results -- Operating Results May Fluctuate; Absence of Significant Backlog" in Item 7 of this Form 10-K.

Sales and Marketing

     The Company primarily markets its products worldwide directly to IXCs, ISPs, large end users and RBOCs and indirectly primarily through a network of VARs and OEMs to accommodate specific markets and customer support requirements. The Company's sales force focuses on (i) U.S. end users, VARS and ISPs, (ii) U.S. & Canadian IXCs and telephone companies ("carriers") and (iii) international customers. Each of these focus areas include one or more field-based system engineers to provide technical sales support. In addition, the Digital Link sales organization receives support from various groups within the Company such as the marketing department, which is responsible, among other things, for product marketing, customer service, and marketing communications.

     U.S. End Users, VAR and ISPs

     Sales to U.S. end users are generally made through the Company's direct sales force and indirectly through VARs. Thus, the U.S. end users sales group is primarily responsible for developing and maintaining relationships with selected end users and for supporting the sales activities of its VARs. The Company's agreements with its VARs generally have terms of 12 months, are subject to renewal by mutual agreement and provide for discounts from the Company's list prices for products based on the expected annual sales volumes and require the Company to provide sales and application engineering support. The U.S. end user sales group operates through the Company's headquarters in Sunnyvale, California and seven other sales offices.

     Carriers

     Digital Link's carrier sales force focuses on developing and maintaining relationships with carriers in the U.S. and Canada and on understanding the network deployment strategies of these carriers. Products sold to carriers may be used (i) within a carrier's network in conjunction with the provision of their services, (ii) for resale in conjunction with a carrier's provision of services to an end user, or (iii) to satisfy the needs of a carrier's internal management information systems, where the carrier is an end user of the products. The Company has entered into agreements with certain carriers in the United States and Canada to purchase its products. However, these agreements do not obligate the carriers to purchase any minimum quantity of the Company's products.

     International Customers

     Sales to international customers are primarily made through OEMs, the Company's direct sales force and selected VARs. International VARs authorized to sell the Company's products are located in several countries within Europe, South America and Asia. Support for the Company's products sold internationally is provided by the Company or its authorized VARs. The Company currently has international sales offices in the United Kingdom and Germany.

Customer Support

     The Company believes that a high level of continuing service and support is integral to its objective of developing and maintaining long-term relationships with its customers. The Company's customer support personnel are responsible for servicing the Company's products and provide installation, technical training and post-sales support. The Company's products generally have a warranty of at least 2 years and some CPE products have lifetime warranties. The Company offers free telephone support during normal business hours. The Company also offers customers the option of entering into a maintenance and support contract that can include telephone support seven days a week and 24 hours a day, emergency replacement programs and on-site support. Internationally, the Company provides customer support either directly or through full service VARs.

Research and Development

     The Company's research and development efforts are focused on developing new products, core technologies and enhancements to existing products. The Company's product development activities are based on customer requirements, marketplace needs and active participation by the Company in industry standards groups and forums.
     In 1998, 1997 and 1996 the Company's research and development expenditures were $12.6 million, $11.0 million and $10.1 million, which represented 23.0%, 16.7% and 19.4%, respectively, of net sales. In addition, the Company incurred a charge for purchased research and development of $2.3 million in 1998 in connection with its acquisition of Semaphore Communications and $3.7 million in 1997 in connection with its acquisition of Performance Telecom. The Company's research and development efforts in 1998 primarily focused on the continued development of the Company's DL7100 product, including a DSL interface, on the expansion of its Encore product family by introducing new products and new features, and development of the Semaphore security products. In September 1998, the Company discontinued development on the DL7100 and Semaphore product lines. The decisions to terminate these projects were in response to slower than expected development in the DL7100 DSL and VPN markets. During 1999, the Company expects that it will continue to devote research and development resources to the development of new products, features and management systems within its WAN access business. The Company considers its research and development efforts to be vital to its future success and anticipates that research and development expenditures, as a percentage of net sales, will remain significant for the foreseeable future. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Results of Operations -- Research and Development" and "--Purchased Research and Development and Restructuring Charges" in Item 7 of this Form 10-K.
     As referenced above, the Company's product development activities frequently address new WAN services and applications based on emerging technologies. The Company believes this strategy has often resulted in early market penetration for products based on these technologies. However, industry standards and requirements are more likely to change in new markets, which can adversely impact the Company's business and operating results. Moreover, technology and implementation approaches selected by the Company may be rendered obsolete by such changes, and a new market may not become widespread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Future Operating Results -- Company Must Respond to Technological Change" in Item 7 of this Form 10-K.
     The Company's success will depend upon its ability to develop new products that achieve market acceptance and to provide enhancements to existing products as required by the Company's customers and the communications marketplace. In order to meet the challenges of rapidly changing technologies and services and new industry standards that can render obsolete the Company's products, the Company has invested and expects to continue to invest substantial resources in the development of new products and technologies. The Company may in the future develop products with which the Company has only limited experience and/or that are targeted at emerging market segments. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities.

     As of December 31, 1998, the Company's research and development staff consisted of 56 employees, of whom 53 were engineers, and approximately one-third of such engineers were engaged principally in the development of software content. The Company believes its ability to attract and retain qualified development personnel is essential to the success of its development programs. The market for such personnel is highly competitive, and the Company's development activities could be adversely affected if the Company is unsuccessful in attracting and retaining skilled technical personnel.

Manufacturing

     The Company's manufacturing operations consist primarily of component procurement and final assembly, test and quality control of subassemblies and systems. The Company uses local third party contractors to manufacture and assemble printed circuit boards. The manufacturing process enables the Company to configure the hardware and software in combinations to meet a wide variety of customer requirements. The Company performs "burn-in" procedures and functional tests, as well as comprehensive inspections to assure the quality and reliability of its products.
     The Company's product designs are proprietary but generally incorporate industry standard hardware components. However, certain semiconductor devices and components and subassemblies are presently available only from single sources. Certain other components are presently available or acquired only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of these components, as well as subassemblies from third party contractors, in a timely manner from existing sources or, when necessary, from alternative sources, or to redesign its products to accommodate an alternative component. The inability to obtain sufficient sole or limited source components or subassemblies as required in the future, or to develop alternative sources or redesign its products if and as required in the future, could result in delays or reductions in product shipments. Any such occurrence could materially adversely affect the Company's business and operating results or damage customer relationships.

Competition

     The market for the Company's products is highly competitive. Many of the Company's customers purchase products from both the Company and the Company's competitors. The Company currently competes primarily with Adtran, Inc. ("Adtran"), Kentrox Industries, Inc., a subsidiary of ADC Telecommunications, Inc. ("Kentrox"), Larscom Inc. ("Larscom"), Paradyne Corporation ("Paradyne"), Verilink Corporation ("Verilink") and Visual Networks, Inc. ("Visual Networks"). Many of the Company's current and potential competitors have greater financial, research and development, intellectual property, marketing and other resources than those of the Company and have broader product lines and longer standing relationships with customers than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from suppliers of internetworking equipment, such as routers, and telephone equipment, such as switches, which are including a direct WAN interface in certain of their products. An increased reliance by customers on such suppliers for WAN access would reduce demand for the Company's products. Any such reduced demand would have a material adverse effect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this pricing pressure will continue for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net Sales" and "-- Gross Profit" in Item 7 of this Form 10-K. The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including, but not limited to, price; announcements by the Company and its competitors; rapid development of new products and features; product quality and performance; experienced sales, marketing and service organizations; and evolving industry standards. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or that it will be able to compete successfully with new competitors.

Intellectual Property and Other Proprietary Rights

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, the Company has been contacted by two separate parties who have expressed their belief that certain of the Company's products may infringe upon patents held by it. The third parties have suggested on such occasions that the Company acquire a license to such patents. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --
Other Factors That May Affect Future Operating Results -- Risk of Third Party Claims of Infringement," in Item 7 of this Form 10-K.
     The Company treats its software and hardware designs as proprietary and relies primarily on a combination of copyrights, trademark and trade secret laws, and employee and third party nondisclosure agreements, to protect its proprietary information. There can be no assurance that the contractual obligations to maintain the confidentiality of the Company's trade secrets or proprietary information will not be breached by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The Company has one patent with the U.S. Patent and Trademark office for certain ATM technology that expires in September 2011. However, there can be no assurance that such patent will prove to be important in the Company's product development efforts. Certain technologies used in the Company's products are licensed from third parties on a non-exclusive basis.

Employees

     As of December 31, 1998, the Company had 208 employees, of whom 56 were primarily engaged in research and development, 83 in sales, marketing and administration, 8 in customer support and 61 in manufacturing. In addition, from time to time, Digital Link employs contract labor to assist with its short-term personnel needs. The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company, and certain personnel have only limited experience in the Company's industry. For example, in March 1998, Kent Bossange, was promoted to Vice President, Marketing, in December 1998, Lana Vaysburd was hired as Vice President, Engineering and in March 1999, Sherman Silverman was hired as Vice President, Sales and Marketing, Worldwide. In addition, in March 1998 Vinita Gupta was reappointed as the Company's interim President and Chief Executive Officer, which position she accepted on a full-time basis in January 1999. The current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important positions. The Company expects to continue to experience growth in the number of its employees, resulting in increased responsibilities for the Company's management. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company leases its 60,030 square foot principal facility, which is located in Sunnyvale, California, pursuant to a lease that expires in October 2003. Digital Link also leases 11,500 square feet of space in Rochester, New
York, as a research and development facility. The Company maintains sales operations in North America in Oak Brook, Illinois; Ann Arbor, Michigan; St. Charles, Missouri; Carrollton, Texas; Houston, Texas; Irving, Texas; and Toronto, Ontario. In Europe, the Company leases a facility near Stuttgart, Germany. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms. See Note 3 of Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company began trading in the over-the-counter market on the Nasdaq National Market on February 1, 1994 under the symbol "DLNK." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on the Nasdaq National Market for each quarterly period since January 1, 1997. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                             1998                       1997
                       High        Low           High        Low
                       ----        ---           ----        ---
1st Quarter.......    $12.50      $9.50         $24.25      $12.50
2nd Quarter.......    $11.13      $6.75         $21.75      $13.75
3rd Quarter.......     $7.75      $3.75         $27.38      $18.88
4th Quarter.......     $5.69      $3.22         $26.25       $9.41

     As of December 31, 1998 there were 146 holders of record of the Company's Common Stock and approximately 1,200 beneficial owners.
     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 1998, 1997 and 1996, and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The consolidated statement of operations data for the years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this report.







                                                                  Year Ended December 31,
                                                                  -----------------------

(in thousands, except per share data)              1998        1997       1996       1995       1994
                                                 --------    --------   --------   --------   --------

Statement of Operations Data:
Net sales ....................................   $ 54,627    $ 66,008   $ 52,078   $ 44,344   $ 35,222
Cost of sales ................................     31,442      29,078     21,457     16,769     11,927
                                                 --------    --------   --------   --------   --------
        Gross profit .........................     23,185      36,930     30,621     27,575     23,295
                                                 --------    --------   --------   --------   --------

Expenses:
     Research and development ................     12,580      11,005     10,120      8,922      7,300
     Selling, general and administrative .....     18,716      22,019     16,150     13,958     10,514
     Purchased research & development
     and restructuring charges(1)
                                                    4,805       3,651       --         --         --
                                                 --------    --------   --------   --------   --------
        Total expenses .......................     36,101      36,675     26,270     22,880     17,814
                                                 --------    --------   --------   --------   --------
        Operating income (loss) ..............    (12,916)        255      4,351      4,695      5,481
Other income .................................      2,196       2,524      2,495      2,281      1,098
                                                 --------    --------   --------   --------   --------
        Income (loss)  before provision
        (benefit) for income taxes ...........    (10,720)      2,779      6,846      6,976      6,579
Provision (benefit) for income taxes .........     (4,248)        847      2,149      2,162      2,171
                                                 --------    --------   --------   --------   --------
        Net income (loss) ....................   $ (6,472)   $  1,932   $  4,697   $  4,814   $  4,408
                                                 ========    ========   ========   ========   ========
Earnings per share (basic)
--------------------------
Net income (loss) per share ..................   $  (0.71)   $   0.21   $   0.52   $   0.55   $   0.55
                                                 ========    ========   ========   ========   ========
Shares used in computing per share  amounts
                                                    9,176       9,249      9,107      8,783      7,976
                                                 ========    ========   ========   ========   ========
Earnings per share (diluted)
----------------------------
Net income (loss) per share ..................   $  (0.71)   $   0.20   $   0.50   $   0.51   $   0.48
                                                 ========    ========   ========   ========   ========
Shares used in computing per share  amounts
                                                    9,176       9,600      9,478      9,467      9,113
                                                 ========    ========   ========   ========   ========





                                                       Year Ended December 31,
                                ----------------------------------------------------------------------
(in thousands)                      1998          1997          1996          1995           1994
                                    ----          ----          ----          ----           ----
Balance Sheet Data:
Cash, cash equivalents and
    marketable securities......   $34,730       $42,429       $44,048       $37,609         $31,688
Working capital................    22,135        28,901        28,523        27,483          23,352
Total assets...................    54,906        66,056        62,733        54,755          46,829
Total shareholders' equity.....    45,366        57,334        53,802        47,773          40,211


     (1) See Notes 8 and 9 of Notes to Consolidated Financial Statements for an explanation of these changes.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical statements contained herein, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing, the ability to retain and attract key personnel and other risks which are described throughout this Form 10-K, including under the sections titled "Products and Technology," "Customers and End Users," "Research and Development," "Manufacturing," "Competition,"
"Intellectual Property and Other Proprietary Rights" and "Employees" in Item 1 hereof and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results," in Item 7 of this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
     When  used in this  Form  10-K  words  such as  "believes,"  "anticipates,"
"expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.
     Due to all the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Similarly, past performances are not necessarily indicative of future results. It is possible, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Overview

     The Company designs, manufactures, markets and supports a broad range of digital wide-area network ("WAN") access products for global networks. The Company's products are used by service providers as infrastructure equipment and by business enterprises for connectivity to WAN services, such as leased lines, frame relay, IP, SMDS, ATM and DSL. The Company's products allow LAN-based internetworking devices, such as routers and switches, to access WANs and also integrate data with digitized voice and video traffic for more efficient line utilization. Digital Link's products are used both in the CPE environment and in the networks of IXCs, ISPs and telephone companies. The Company believes it is a leader in the WAN access products market because of its broad range of products and its diverse sales channels. The Company markets and sells its products in North America, Europe, South America and Asia primarily through its direct sales force, VARs and OEMs.

Results of Operations

     The following table sets forth statement of operations data as a percentage of net sales for the years ended December 31, 1998, 1997 and 1996:



                                                              Year Ended December 31,
                                                    ---------------------------------------------
                                                         1998           1997            1996
                                                         ----           ----            ----
Net sales..........................................      100.0%          100.0%         100.0%
Cost of sales......................................       57.6            44.1           41.2
                                                    ----------      ----------     ----------
        Gross profit...............................       42.4            55.9           58.8
                                                    ----------      ----------     ----------

Expenses:
     Research and development......................       23.0            16.7           19.4
     Selling, general and administrative...........       34.2            33.3           31.0
     Purchased research and development
     and restructuring charges ....................        8.8             5.5              0
                                                    ----------      ----------     ----------
        Total expenses.............................       66.0            55.5           50.4
                                                    ----------      ----------     ----------
        Operating income (loss) ...................      (23.6)            0.4            8.4
Other income.......................................        4.0             3.8            4.8
                                                    ----------      ----------     ----------
        Income (loss) before provision (benefit)
        for income taxes...........................      (19.6)            4.2           13.2
Provision (benefit) for income taxes...............       (7.8)            1.3            4.1
                                                    -----------     ----------     ----------
        Net income (loss) .........................      (11.8)%           2.9%           9.1%
                                                    ============    ==========     ==========

     Net Sales

     Net sales decreased 17% to $54.6 million in 1998 from $66.0 million in 1997. This decrease in net sales was primarily attributable to a decrease in unit sales of broadband (i.e., transmission rates in excess of T1/E1) products, as a result of lower sales to certain domestic carrier customers, including MCI, and a decrease in the average selling prices on certain broadband products as a result of price reductions made in 1998 and 1997. Net sales increased 27% to $66.0 million in 1997 from $52.1 million in 1996. The increase in 1997 was primarily attributable to an increase in unit sales of broadband products and to a lesser extent, an increase in unit sales of narrowband (i.e., transmission rates up to T1/E1) products. This increase was offset in part by decreased average selling prices on certain narrowband and broadband products as a result of price reductions made in the first half of 1997.
     In 1998, narrowband sales in absolute dollars decreased by 6% and increased as a percentage of net sales to 63% as compared to 60% in 1997. Broadband sales decreased in absolute dollars by 31% and decreased as a percentage of net sales to 37% in 1998 as compared to 40% in 1997. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to lower sales of broadband products to certain domestic carrier customers, including MCI. In 1997, narrowband sales in absolute dollars increased by 15% and decreased as a percentage of net sales to 55% as compared to 61% in 1996. Broadband sales increased in absolute dollars by 45% and increased as a percentage of net sales to 45% in 1997 as compared to 39% in 1996. The changes in narrowband sales and broadband sales as a percentage of net sales from 1996 to 1997 was primarily a result of higher broadband sales to certain domestic carrier customers and ISPs.
     International sales (including sales in Canada) represented approximately 22%, 17% and 17% of net sales in 1998, 1997 and 1996, respectively. The increase in 1998 as compared to 1997 was due to sales of the products developed by Semaphore Communications Corporation ("Semaphore") acquired by the Company in connection with the acquisition of Semaphore in April 1998. The increase in net sales relating to the Semaphore product will not continue in 1999 as the Company has discontinued sales of the Semaphore products. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.
     In 1998, 1997 and 1996, net sales to MCI represented approximately 11%, 20% and 13%, respectively, of the Company's net sales. In addition, net sales to Cisco Systems, Inc. during 1998 were 10% of the Company's net sales and net sales to BBN Planet Corporation during 1996 were 13% of the Company's net sales. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies. Therefore, the level of demand from, and the timing of orders from, such customers could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1997 and in the second quarter of 1998, the Company experienced a shortfall in revenues as compared to its expectations, which was due primarily to lower than expected revenues from certain domestic carriers, including MCI.

     Gross Profit

        Gross profit decreased by 37% in 1998 to $23.2 million from $36.9 million for 1997. Gross margin decreased to 42.4% of net sales in 1998 as compared to 55.9% in 1997. These decreases are primarily a result of decreased sales volume, and to a lesser extent, to a result of the restructuring charges related to the termination of the Company's DL7100 and VPN product lines that were included as a component of cost of sales. These charges amounted to approximately $3.2 million in the third quarter of 1998 as discussed under "Purchased Research and Development and Restructuring Charges" below. These charges were primarily related to the write-down of inventory and warranty reserves due to the discontinuation or de-emphasis of certain product lines.
     Gross profit increased 21% to $36.9 million in 1997 from $30.6 million in 1996. Gross margin decreased to 55.9% of net sales in 1997 as compared to 58.8% in 1996. This decrease in gross margin was primarily due to the above referenced price reductions, which were somewhat offset by a shift in the mix of products sold to include more broadband products, which generally have higher gross margins than narrowband products.
     Gross profits may vary significantly from quarter to quarter depending on many factors including competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this pricing pressure will continue for the foreseeable future. In addition, the mix of products sold may change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross profits.

     Research and Development

     The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses increased 14% to $12.6 million in 1998 from $11.0 million in 1997. The absolute dollar increase in 1998 is attributable to higher personnel-related expenses including personnel-related expense associated with the acquisition of Semaphore in the second quarter of 1998. As a percentage of net sales, R&D expenses were 23.0% in 1998 as compared to 16.7% in 1997. The increase in R&D expenses as a percentage of net sales is due primarily to lower sales volumes during 1998. R&D expenses increased 9% to $11.0 million in 1997 from $10.1 million in 1996. This increase was primarily attributable to personnel related expenses offset by a decrease in consulting fees related to the Company's DL7100 product. As a percentage of net sales, R&D expenses were 16.7% in 1997 as compared to 19.4% in 1996. The decrease as a percentage of net sales was primarily the result of operating efficiencies from higher sales volume during the period. The Company anticipates that its R&D expenses for 1999 will decrease in absolute dollars from the levels experienced in 1998 as a result of the Company's restructuring related to the termination of the DL7100 and VPN developments. However, actual results could vary from the foregoing forward-looking statement due to, among other factors set forth or referenced in "Other Factors That May Affect Future Operating Results" below, the Company's ability to develop and achieve market acceptance of new products and hire new personnel during 1999.
     All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

     Selling, General and Administrative

     The primary types of expenses included in selling, general and administrative ("SG&A") expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses decreased 15% in 1998 to $18.7 million from $22.0 million in 1997. This decrease is primarily attributable to lower personnel related expenses and consulting expenses in 1998. SG&A expenses increased 36% in 1997 to $22.0 million from $16.2 million in 1996. This increase was primarily attributable to higher personnel related expenses and consulting expenses. As a percentage of net sales, SG&A expenses increased to 34.3% for 1998 as compared to 33.4% for 1997. This increase in SG&A expenses as a percentage of net sales was primarily a result of lower sales volumes during 1998. As a percentage of net sales, SG&A expenses increased to 33.4% for 1997 as compared to 31.0% for the prior year. This increase as a percentage of net sales was primarily a result of a higher rate of growth in personnel related expenses compared to the rate of growth in net sales over the same period. The Company has in the past hired more of its SG&A personnel and incurred increased expenses related to trade shows and other promotional activities during the first half of the year. Accordingly, SG&A expenses as a percentage of net sales are generally higher during the first half of the year. However, any decrease in such expenses as a percentage of net sales in the second half of the year are subject to, among other factors set forth or referenced in "Net Sales" above and "Other Factors That May Affect Future Operating Results" below, the Company's ability to accelerate or defer operating expenses and achieve revenue levels during such periods.

     Purchased Research and Development and Restructuring Charges

     The Company incurred an expense of $2.3 million related to purchased research and development for which technological feasibility had not been achieved in the second quarter of 1998 related to the acquisition of Semaphore. Such in-process technology was valued, along with other acquired assets, using a discounted cash flow analysis with separate cash flow projections for existing and in-process technology. The value of in-process technology for which technological feasibility had not been established and for which there was no alternative use was expensed upon acquisition in accordance with Financial Accounting Standards ("FAS") No. 2, "Accounting for Research and Development Costs." See Note 7 of Notes to Financial Statements.
     The Company incurred an expense of $3.7 million related to purchased research and development for which technological feasibility had not been achieved in the third quarter of 1997 in connection with its acquisition of certain assets and in-process technology for $5 million in cash from Performance Telecom. Such in-process technology was valued, along with other acquired assets, using a discounted cash flow analysis with separate cash flow projections for existing and in-process technology. The value of in-process technology for which technological feasibility had not been established and for which there was no alternative use was expensed upon acquisition in accordance with FAS No. 2. This technology was designed to enable network service providers to offer applications such as Internet access, interactive video services, remote data access and multimedia applications at multi-megabit-per-second speeds over standard voice-grade copper lines.
     The Company incurred an expense of $2.5 million in the third quarter of 1998 related to the termination of its DL7100 and VPN product lines, including termination of 25 project employees and abandonment of a leased facility. Since the products included use of, or planned integration of, technologies and other assets acquired through the Company's acquisitions of Semaphore and Performance Telecom, the Company also evaluated those acquired assets, which had no alternative future use, for realizability. The restructuring expense of $2.5 million consisted primarily of severance costs of $500,000, legal and lease commitment costs of $500,000 and the write-off of goodwill and fixed assets of $1.5 million related to the aforementioned acquisitions. In addition to these costs the Company reflected $3.2 million of restructuring related costs in cost of sales for inventory write-downs and warranty reserves.
     All 25 project employees were notified of their termination severance benefits by September 30, 1998 and 84% of these benefits were actually paid by the end of December 1998. The Company's leased facility was exited in the first quarter of 1999. Remaining accrued restructuring charges amounted to $1.2 million as of December 31, 1998, primarily for legal product claims and warranty expenses associated with the termination of the aforementioned product lines.

     Other Income

     Other income includes primarily interest income. Other income decreased 13% to $2.2 million in 1998 from $2.5 million in 1997. This decrease was primarily due to lower interest income as a result of lower interest rates and lower cash balances. Other income remained flat at $2.5 million in 1997 as compared to 1996.

     Provision (Benefit) for Income Taxes

     The Company's effective rate increased to 40% for 1998 compared to 30.5% in 1997. This increase is due primarily to the higher rate available assuming a carry-back of current year losses compared to the effective tax rate applicable if the Company were profitable. The Company's effective tax rate decreased to 30.5% in 1997 compared to 31.4% in 1996. This decrease is due primarily to increases in foreign sales corporation tax benefits and nontaxable municipal interest. The Company has not provided a valuation allowance on the deferred tax assets as those amounts can be realized through carryback to prior years when the Company paid income taxes or are expected to be realized from future operations based upon the Company's history of profitable operations.

Quarterly Consolidated Results of Operations

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





                                                                               Quarter Ended
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                    Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                                      1997       1997        1997      1997       1998       1998       1998       1998
(in thousands, except per share     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
data)
Net sales......................     $ 16,038   $ 17,033   $ 18,529   $14,408    $ 14,519   $ 12,797   $ 13,271   $14,040
Cost of sales..................        6,816      6,856      7,948     7,458       7,204      6,830     10,168     7,240
                                    --------   --------   --------   -------    --------   --------   --------   -------
     Gross profit..............        9,222     10,177     10,581     6,950       7,315      5,967      3,103     6,800
                                    --------   --------   --------   -------    --------   --------   --------   -------
Expenses:
   Research and development....        3,032      2,594      2,603     2,776       2,822      3,567      3,856     2,335
   Selling, general and
    administrative.................    4,916      5,768      5,858     5,477       5,023      4,965      4,413     4,315
   Purchased research & development
    and restructuring charges......        0          0      3,651         0           0      2,299      2,506         0
                                    --------    -------   --------   --------   --------    -------   --------    ------
      Total expenses............       7,948      8,362     12,112     8,253       7,845     10,831     10,775     6,650
                                    --------    -------    --------  --------   --------    -------    -------   -------
      Operating income..........       1,274      1,815     (1,531)   (1,303)       (530)    (4,864)    (7,672)      150

Other income...................          641        638        646       599         601        466        551       578
                                    --------    --------   -------- ----------  --------    --------   --------  -------
     Income before provision
     (benefit) for income taxes.       1,915      2,453       (885)     (704)         71     (4,398)    (7,121)      728

Provision (benefit) for income taxes     583        748       (270)     (214)         22     (1,712)    (2,848)      290
                                    --------   --------   ------------------------------   ---------- ---------- -------
     Net income (loss).........     $  1,332    $ 1,705   $   (615)  $  (490)   $     49   $ (2,686)  $ (4,273)  $   438
                                    =========   =======   =========  ========== ========   =========  =========  ========
Earnings per share (basic)
--------------------------
Net income (loss) per share....      $  0.14    $  0.19   $  (0.07)  $ (0.05)   $  (0.01)  $  (0.29)  $  (0.47)  $  0.05
                                     =======    =======   ========== ========== ========   =========  =========  =======
Shares used in computing per share
   amounts.....................        9,190      9,188      9,240     9,375       9,383      9,422      9,129     8,776
                                     =======    =======    =======   =======    ========    =======    =======   =======
Earnings per share (diluted)
----------------------------
Net income (loss) per share....      $  0.14    $  0.18   $  (0.07)  $ (0.05)   $  (0.01)  $  (0.29)  $  (0.47)  $  0.05
                                     =======    =======   ========== ========   ========   ========   ========== ========
Shares used in computing per share
   amounts.....................        9,577      9,506      9,240     9,375       9,436      9,422      9,129     8,937
                                     =======    =======    =======   =======     =======    =======    =======   =======


     The Company acquired certain assets of Performance Telecom in September 1997, incurring a one-time charge of $3.7 million for purchased research and development. This created a net loss in the third quarter of 1997.
     A significant portion of the Company's business is derived from substantial orders placed by large end-users and telephone companies. The timing of such orders can, in general, cause material fluctuations in the Company's operating results and was of particular significance in the fourth quarter of 1997 and in the second quarter of 1998 where weaker than expected demand from certain domestic carrier customers together with expense levels geared in expectation of higher revenue levels combined to unfavorably impact the Company's net income.
     The Company acquired certain assets of Semaphore Corporation in April 1998, incurring a one-time charge of $2.3 million for purchased research and development. This charge, in conjunction with weaker than expected demand from certain carrier customers referenced above, resulted in a net loss for the second quarter of 1998.
     The Company incurred costs of $5.7 million in the third quarter of 1998 related to the termination of its DL7100 and VPN product lines, of which (i) $2.5 million was included as operating expense under restructuring charges for severance costs, costs associated with the write-off of fixed assets and legal and lease commitment costs and (ii) $3.2 million was included in cost of sales for inventory write-downs and warranty reserves for the discontinued product lines.
     The Company has in the past hired more of its SG&A personnel primarily within the sales and marketing organizations, and incurred increased expenses related to trade shows and other promotional activities, during the first half of the year.
     A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. For example, periodically throughout 1996, 1997 and 1998, the Company reduced the prices on some of its access products to address competitive pricing pressures, which adversely affected the Company's gross margins during those periods. The Company anticipates that this increased pricing pressure will continue for the foreseeable future. In addition, the mix of products sold may continue to change to include a higher percentage of narrowband products that generally have lower gross margins. This would adversely affect the Company's overall gross margins. Other factors that may cause fluctuations in the Company's operating results include the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix sold toward narrowband products that yield lower gross margins, seasonal capital spending patterns of large domestic customers, changes in sales volumes through the Company's distribution channels, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based, in part, on its expectations of future revenue. The Company typically operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner, which would adversely affect operating results.

Liquidity and Capital Resources

     The Company's working capital decreased to $22.1 million at December 31, 1998 from $28.9 million at December 31, 1997 and $28.5 million at December 31, 1996. The Company's cash, cash equivalents and long and short-term marketable securities decreased to $34.7 million at December 31, 1998 from $42.4 million at December 31, 1997 and $44.0 million at December 31, 1996. The decline in cash, cash equivalents and long and short-term marketable securities at the end of 1998 is primarily due to the Company's net loss in 1998 and to significant repurchases of Company shares when compared with 1997. The Company paid $5 million for certain assets of Performance Telecom in the third quarter of 1997, accounting for much of the decline in cash, cash equivalents and long and short-term marketable securities at the end of 1997 when compared with the end of 1996.
     Net cash provided by operating activities was $2.9 million, $5.8 million and $6.4 million in 1998, 1997 and 1996, respectively. The decline in net cash provided by operating activities from 1997 to 1998 was due to the net loss and to the income tax refunds receivable in 1998 but not collectible until 1999, offset partially by a decrease in inventories. In 1997, net cash provided by operating activities was primarily a result of net income and a reduction in receivables offset by increased inventories. In 1996, net cash provided by operating activities was primarily a result of net income, a decrease in accounts receivable and an increase in accounts payable and accrued payroll and other accrued expenses, offset to some extent by increased inventories. To date, the Company has not experienced any material inventory obsolescence as a result of new product development, but there can be no assurance that future product development efforts will not render Company products obsolete.
     Net cash provided by investing activities was $3.6 million in 1998, versus net cash used in investing activities of $5.3 million and $7.8 million in 1997 and 1996, respectively. 1998 was $8.9 million more positive than 1997 due in the main to net proceeds from marketable securities in 1998 versus 1997 and to the acquisition of Performance Telecom assets for cash in 1997. 1997 was $2.5 million more positive than 1996 despite the acquisition of Performance Telecom assets and the increase in purchases of capital equipment, due to a net inflow from marketable securities in 1997 versus a net outflow in 1996. Leasehold improvements and capital equipment additions were $2.1 million in 1998, $2.3 million in 1997 and $1.3 million in 1996.
     Net cash used in financing activities amounted to $8.7 million in 1998 as compared to $10,000 in 1997 and to net cash provided by financing activities of $812,000 in 1996. The use of cash in financing activities in 1998 and 1997 was due primarily to the Company's repurchase of $9.4 million and $2.4 million, respectively, of its Common Stock, offset by the proceeds from the exercise of stock options and employee stock purchases.
     In October 1996, the Company's Board of Directors announced the authorization for the Company to repurchase up to 500,000 shares of common stock for cash from time to time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions, at which time the stock will be retired. The Board authorized additional repurchases of up to 1,000,000 shares in May 1998 and 500,000 shares in December 1998. No time limit was set for completion of the repurchase programs. The Company purchased 1,372,000 shares of common stock in 1998 and 142,000 shares in 1997 under this program at a cost of $9,364,000 and $2,422,000 for 1998 and 1997, respectively.
     The Company believes that existing cash and cash flows from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.
     In April 1998,  the AICPA issued  Statement of Position  98-5 ("SOP 98-5"),
"Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-5 will not have a material impact on its results of operations.
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition to the factors set forth above in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," there are a number of other factors that may affect the Company's future operating results. Most of the following discussion consists of forward-looking statements and accompanying risks.

Operating Results May Fluctuate; Absence of Significant Backlog

     The loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers have in the past adversely affected the
Company and could in the future adversely affect operating results. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies. The timing of such orders, including the completion of the build out of carrier and network service providers' infrastructures, could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1997 and in the second quarter of 1998, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, including MCI. In addition, none of the Company's customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Other factors that may cause fluctuations in the Company's operating results include, but are not limited to, the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix sold toward narrowband products that yield lower gross margins, seasonal capital spending patterns of large domestic customers, changes in sales volumes through the Company's distribution channels, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which would adversely affect operating results.

Market for the Company's Products is Highly Competitive

     The market for the Company's products is highly competitive. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, the Company faces competition from suppliers of internetworking equipment, such as routers, and telephone equipment, such as switches, which are including a direct WAN interface in certain of their products. An increased reliance by customers on such suppliers for WAN access would reduce demand for the Company's products. This would have a material adverse affect on the Company's business and operating results. As discussed above, increased competition has also placed increasing pressures on the pricing of the Company's products, which has resulted in lower operating results. The Company anticipates that this pricing pressure will continue for the foreseeable future.

Company Must Respond to Technological Change

     The  Company's  future  prospects  will  depend in part on its  ability  to enhance  the  functionality  of its  existing  WAN access  products  in a timely manner. It will also depend on the Company's ability to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in the WAN access market. Any failure by the Company to anticipate or to respond adequately to competitive solutions, technological developments in its industry, changes in customer requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development, introduction or shipment of products, could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company's product development efforts will result in commercially successful products or that product delays will not result in missed market opportunities. In addition, customers could refrain from purchasing the Company's existing products in anticipation of new product introductions by the Company or its competitors. New products could also render certain of the Company's existing products obsolete. Either of these events could materially adversely affect the Company's business and operating results.

Company Depends on Key Personnel

     The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company and certain personnel have only limited experience in the Company's industry. For example, in March 1998, Kent Bossange, was promoted to Vice President, Marketing, in December 1998, Lana Vaysburd was hired as Vice President, Engineering and in March 1999, Sherman Silverman was hired as Vice President, Sales and Marketing, Worldwide. In addition, in March 1998 Vinita Gupta was reappointed as the Company's interim President and Chief Executive Officer, which position she accepted on a full-time basis in January 1999. The current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important positions.

Year 2000 Compliance

     The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During 1998, the Company began to implement plans for certain of its internal operating systems to ensure these systems continue to meet its internal and external requirements. The Year 2000 compliance efforts will encompass:
                    All Digital Link  products.  The cost of this effort will be approximately $250,000 and will be financed through working capital and the use of internal engineering resources.
                    All Digital Link major  operational  systems  (including ASK
               MANMAN, databases, spreadsheets, word processing, and CAD). The cost of these initiatives will be approximately $150,000. The Company has contracted with a third party to perform the MANMAN compliance work and will use a combination of consultants and internal resources to address the compliance issues with other internal operational systems.
     The remaining initiatives to address vendor and customer compliance are estimated to be complete by the end of June 1999. In addition, the Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the Company's suppliers and customers have advised it that they have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes necessary for compliance.
     To date, the Company has incurred approximately $250,000 in expenses related to Year 2000 compliance of its products and internal operating systems. The Company has achieved approximately 95% of its products Year 2000 compliance and plans to have the remaining products compliant by April 1999. Currently, in excess of 50% of the internal operating systems are Year 2000 compliant. The Company plans to implement Year 2000 compliance to the remaining portion by July 1999.
     Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

Legal Proceedings

     In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages.
     In the state court action, the court granted three prior motions to dismiss filed by the Company and the individuals, in each case granting plaintiff leave to amend his complaint. The court denied the motion to dismiss the most recent, third amended complaint. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date.
     In the parallel Federal proceedings, the Court on September 11, 1997 granted the Company's motion to dismiss the federal complaint with leave to amend, and plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint, the hearing on which is scheduled to take place in April or May of 1999. There has been no discovery in the federal action, and no trial date has been set.
     The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial condition and results of operations. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

Risk of Third Party Claims of Infringement

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has, on several occasions, expressed its belief that certain of the Company's products, including its DSU/CSUs, may infringe upon patents held by it. The third party has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. The Company does not believe that there is merit to Larscom's claim. Management, after review and consultation with counsel, believes that the ultimate resolution of both these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company has accrued certain amounts deemed probable for these matters in prior years, it is currently unable to estimate the ultimate range of loss regarding these matters. Therefore, it is reasonably possible that the ultimate resolution of these matters could result in payments in excess of, or less than, the amounts accrued in the accompanying financial statements and require royalty payments in the future which could adversely impact gross margins and results of operations in any one period.
     There can be no assurance that other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company  has limited  exposure to  financial  market  risks,  including changes in interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of municipal government securities that mature within three years. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. The Company does not have any significant foreign operations and thus is not materially exposed to foreign currency fluctuations. The Company does not currently hedge against foreign currency rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The financial statements required by this item are set forth below.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page

Report of Independent Accountants ........................................   27

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1998 and 1997 .........  28

     Consolidated Statements of Operations and Comprehensive Income (Loss)
     for each of the three years in the period ended December 31, 1998.....  29

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998 ..........................  30

     Consolidated Statements of Cash Flows for each of the three years in
     the period ended December 31, 1998 ..................................   31

     Notes to Consolidated Financial Statements ..........................   32

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Digital Link Corporation and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Digital Link Corporation and its Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements. These financial statements and the financial statement schedule are the responsibility of Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

San Jose, California
January 19, 1999



                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                                               December 31,
                                                                               ------------
                                                                             1998       1997
                                                                             ----       ----


Current assets:
         Cash and cash equivalents ......................................   $   296   $ 2,504
         Short-term marketable securities ...............................    15,738    18,026
         Accounts receivable, less allowance for doubtful accounts of
         $540 in 1998 and $517 in 1997 ..................................     4,767     5,193
         Inventories, net ...............................................     4,306     8,163
         Prepaid and other current assets ...............................       998     1,433
         Income taxes receivable ........................................     2,501      --
         Deferred income taxes ..........................................     3,069     2,304
                                                                            -------   -------
                  Total current assets ..................................    31,675    37,623

Property and equipment, net .............................................     2,582     3,325
Long-term marketable securities .........................................    18,696    21,899
Deferred income taxes ...................................................     1,560     2,062
Other assets ............................................................       393     1,147
                                                                            -------   -------
                           Total assets .................................   $54,906   $66,056
                                                                            =======   =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable ...............................................   $ 2,365   $ 2,407
         Accrued payroll and related expense ............................     2,168     2,344
         Other accrued expenses .........................................     4,764     3,785
         Income taxes payable ...........................................       243       186
                                                                            -------   -------
                  Total current liabilities .............................     9,540     8,722

Commitments and contingencies (Note 3)
Shareholders' equity:
         Preferred stock, no par value:
              Authorized:  5,000,000 shares;
              Issued and outstanding:  none in 1998 and 1997
         Common stock, no par value:
              Authorized:  25,000,000 shares;
              Issued and outstanding:  8,490,472 shares in 1998 and
              9,427,306 shares in 1997 ..................................    33,311    34,609
         Accumulated other comprehensive income .........................        52       107
         Retained earnings ..............................................    12,003    22,618
                                                                            -------   -------
                  Total shareholders' equity ............................    45,366    57,334
                                                                            -------   -------

                           Total liabilities and shareholders' equity ...   $54,906   $66,056
                                                                            =======   =======









The accompanying notes are an integral part of these consolidated financial statements.




                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)


                                                           Year Ended December 31,
                                                           -----------------------
                                                        1998         1997       1996
                                                        ----         ----       ----

Net sales .........................................   $ 54,627    $ 66,008    $ 52,078
Cost of sales .....................................     31,442      29,078      21,457
                                                      --------    --------    --------
       Gross profit ...............................     23,185      36,930      30,621
                                                      --------    --------    --------

Expenses:
    Research and development ......................     12,580      11,005      10,120
    Selling, general and administrative ...........     18,716      22,019      16,150
    Purchased research and development and ........      4,805       3,651        --
                                                      --------    --------    --------
restructuring charges
       Total expenses .............................     36,101      36,675      26,270
                                                      --------    --------    --------
       Operating income (loss) ....................    (12,916)        255       4,351
Other income ......................................      2,196       2,524       2,495
                                                      --------    --------    --------
       Income (loss) before provision (benefit) for    (10,720)      2,779       6,846
income taxes
Provision (benefit) for income taxes ..............     (4,248)        847       2,149
                                                      --------    --------    --------
       Net income (loss) ..........................     (6,472)      1,932       4,697
Other comprehensive income (loss) net of tax:
    Unrealized losses on securities ...............        (55)       (150)       (298)
                                                      --------    --------    --------
       Comprehensive income (loss) ................   $ (6,527)   $  1,782    $  4,399
                                                      ========    ========    ========
Earnings per share (basic)
--------------------------
Net income (loss) per share .......................   $  (0.71)   $   0.21    $   0.52
                                                      ========    ========    ========
Shares used in computing per share amounts ........      9,176       9,249       9,107
                                                      ========    ========    ========
Earnings per share (diluted)
----------------------------
Net income (loss) per share .......................   $  (0.71)   $   0.20    $   0.50
                                                      ========    ========    ========
Shares used in computing per share amounts ........      9,176       9,600       9,478
                                                      ========    ========    ========












The accompanying notes are an integral part of these consolidated financial statements.



                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)





                                                                         Accumulated
                                                                            Other
                                                   Common Stock         Comprehensive   Retained
                                                Shares     Amounts          Income       Earnings       Total
                                                -------------------------------------------------------------
Balances, December 31, 1995 .................    9,000    $ 29,283       $    555       $ 17,935      $ 47,773
    Issuance of common stock in
      connection with:
      Stock option plan .....................      199         546             --             --           546
      Stock purchase plan ...................       19         266             --             --           266
    Tax benefit related to disqualifying
      dispositions from exercise of stock
      options ...............................      --          818             --             --           818
    Unrealized loss on marketable
      securities ............................      --           --           (298)            --          (298)
    Net income ..............................      --           --             --          4,697         4,697
                                              --------     --------       --------       --------       --------
Balances, December 31, 1996 .................    9,218      30,913            257         22,632        53,802
    Issuance of common stock in
      connection with:
      Stock option plan .....................      311       1,885             --             --         1,885
      Stock purchase plan ...................       40         527             --             --           527
    Repurchase of common stock ..............     (142)       (476)            --         (1,946)       (2,422)
    Tax benefit related to disqualifying
      dispositions from exercise of stock
      options ...............................       --       1,760             --             --         1,760
    Unrealized loss on marketable
      securities ............................       --          --           (150)            --          (150)
    Net income ..............................       --          --             --          1,932         1,932
                                               --------    --------       --------       --------      --------
Balances, December 31, 1997 .................    9,427      34,609            107         22,618        57,334
    Issuance of common stock in
      connection with:
      Stock option plan .....................       21          48             --             --            48
      Stock purchase plan ...................      123         661             --             --           661
    Repurchase of common stock ..............   (1,372)     (5,221)            --         (4,143)       (9,364)
    Tax benefit related to disqualifying
      dispositions from exercise of stock
      options ...............................       --          14             --             --            14
    Acquisition of Semaphore Corp. ..........      291       3,200             --             --         3,200
    Unrealized loss on marketable
      securities ............................       --          --            (55)            --           (55)
    Net loss ................................       --          --             --         (6,472)       (6,472)
                                               --------    --------       --------       --------      --------
Balances, December 31, 1998 .................    8,490    $ 33,311       $     52       $ 12,003      $ 45,366
                                               ========    ========       ========       ========      ========







The accompanying notes are an integral part of these consolidated financial statements.



                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year Ended December 31,
                                                                            1998        1997       1996
                                                                            ----        ----       ----
Cash flows from operating activities:
   Net income (loss) .................................................   $ (6,472)   $  1,932    $  4,697
   Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
      Depreciation and amortization ..................................      3,359       1,224         752
      Restructuring charges ..........................................      1,240          --          --
      Amortization of goodwill .......................................        664          28          --
      Provision (reduction in allowance) for doubtful accounts .......         27          66        (383)
      Provision (reduction in allowance) for excess and obsolete
          inventories ................................................      3,045         555         457
      R&D write-off on acquisition ...................................      2,299       3,651          --
      Deferred income taxes ..........................................       (263)     (1,663)       (482)
      Changes in assets and liabilities:
         Accounts receivable .........................................        600       1,686       1,583
         Inventories .................................................      1,260      (2,315)     (1,774)
         Prepaid and other current assets ............................        700        (284)       (402)
         Accounts payable ............................................        (42)        107       1,136
         Accrued payroll and related expenses and other accrued ......     (1,057)        421         700
         expenses
         Income taxes (receivable) payable ...........................     (2,430)        405         114
                                                                         --------    --------    --------
             Net cash flows provided by operating activities .........      2,930       5,813       6,398
                                                                         --------    --------    --------

Cash flows from investing activities:
   Purchases of marketable securities ................................    (47,434)    (22,740)    (34,915)
   Maturities of marketable securities ...............................     52,870      24,670      24,391
   Sales of marketable securities ....................................         --          --       4,008
   Acquisition of Performance Telecom Corporation assets .............         --      (5,000)         --
   Acquisition of Semaphore Corporation assets .......................        182          --          --
   Acquisition of property and equipment .............................     (2,101)     (2,272)     (1,290)
                                                                         --------    --------    --------
             Net cash flows provided by (used in) investing activities      3,517      (5,342)     (7,806)
                                                                         --------    --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and employee stock
          purchases ..................................................        709       2,412         812
   Repurchase of common stock ........................................     (9,364)     (2,422)         --
                                                                         --------    --------    --------
             Net cash flows provided by (used in) financing activities     (8,655)        (10)        812
                                                                         --------    --------    --------
                  Net increase (decrease) in cash and cash
                  equivalents ........................................     (2,208)        461        (596)

Cash and cash equivalents at beginning of year .......................      2,504       2,043       2,639
                                                                         --------    --------    --------

Cash and cash equivalents at end of year .............................   $    296    $  2,504    $  2,043
                                                                         ========    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes ........................   $    168    $  2,377    $  1,727
                                                                         --------    --------    --------
   Cash received during the year for income taxes ....................   $  1,911    $     85    $     27
                                                                         ========    ========    ========

Supplemental schedule of noncash investing and financing activities:
   Unrealized gain (loss) on securities carried at market ............   $     55    $   (150)   $   (298)
                                                                         ========    ========    ========
   Tax benefit related to disqualifying dispositions from exercise of
          stock options ..............................................   $     14    $  1,760    $    818
                                                                         ========    ========    ========
   Acquisition of Semaphore Corporation assets for stock .............   $  3,200    $     --    $     --
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

     Property and Equipment:

     Property and equipment is stated at cost. Effective January 1, 1996, the Company adopted the straight-line method of depreciation for all property and equipment placed in service after that date. Property and equipment placed in service prior to January 1, 1996 continues to be depreciated using the double-declining balance method. Furniture and fixtures are depreciated over five years, leasehold improvements over the lesser of five years or the lease term and all other assets over three years. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.
     The Company periodically assesses the recoverability of assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured as the amount by which the net book value exceeds the fair value of the asset.

     Fair Value:

     The fair value of cash equivalents and marketable securities is disclosed in relevant notes to the financial statements. For all other financial instruments, the carrying amount approximates fair value.

     Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments in marketable securities and accounts receivable.
     The Company currently places its investments with three high credit qualified financial institutions. With respect to accounts receivable, the Company's customer base is dispersed across many different geographic areas. While its customers are dispersed across many industries, a substantial portion of its sales are to Internet service providers and domestic carriers. The Company performs ongoing credit evaluations of its customers, generally does not require collateral and maintains an allowance for potential credit losses. At December 31, 1998, there were six customers with balances individually in excess of 5% of total accounts receivable versus three customers at December 31, 1997. Jointly, these customers accounted for 58% of total accounts receivable at December 31, 1998 versus 23% at December 31, 1997.

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

     Comprehensive Income (Loss):

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Accounting for Comprehensive Income," during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's unrealized losses on investments represent the only component of comprehensive income (loss) which is excluded from net income (loss) for 1998 and prior years. The Company's comprehensive income (loss) has been presented in the consolidated financial statements. The tax effects allocated to the unrealized losses on investments are as follows:

                     Before-Tax    Tax Benefit   Net of Tax
                       Amount      -----------     Amount
                       ------                      ------
                                 (in thousands)
1998
Unrealized losses on
securities .........   $ (91)        $  36        $ (55)
                       -----         -----         -----
1997
Unrealized losses on
securities .........   $(216)        $  66        $(150)
                       -----         -----        -----
1996
Unrealized losses on
securities .........   $(433)        $ 135        $(298)
                       -----         -----        -----

     Computation of Net Income per Share:

     Basic and diluted earnings per share is computed in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). The weighted average shares used in the computations for 1998, 1997 and 1996, were 9,176,000, 9,249,000 and 9,107,000, respectively.

                                                   1998       1997        1996
                                                   ----       ----        ----
Basic
-----
Weighted-average common shares outstanding
     for the period ............................   9,176      9,249     9,107
                                                 -------    -------     -----
Shares used in computing per share amounts .....   9,176      9,249     9,107
                                                 -------    -------   -------
Net income (loss) .............................. ($6,472)   $ 1,932   $ 4,697
                                                 =======    =======   =======

Net income (loss) per share .................... ($ 0.71)   $  0.21   $  0.52
                                                 =======    =======   =======


                                                  1998       1997     1996
                                                  ----       ----     ----
Diluted
-------
Weighted-average common shares outstanding
     for the period ............................  9,176      9,249     9,107
Common equivalent shares from conversion of
     stock options under treasury stock method .     --        351       371
                                                -------    -------   -------
Shares used in computing per share amounts .....  9,176      9,600     9,478
                                                -------    -------   -------
Net income (loss) ..............................($6,472)   $ 1,932   $ 4,697
                                                =======    =======   =======

Net income (loss) per share ....................($ 0.71)   $  0.20   $  0.50
                                                =======    =======   =======

     A total of 1,587,000 common equivalent shares have been excluded from the calculation in 1998, as their effect would have been anti-dilutive.

     Advertising Costs:

     Costs related to advertising and promotion of products is charged to advertising expense as incurred. Advertising expense was $1,193,000, $1,750,000 and $1,408,000 for 1998, 1997 and 1996, respectively.

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

     Recent Pronouncements:

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.
     In April 1998,  the AICPA issued  Statement of Position  98-5 ("SOP 98-5"),
"Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-5 will not have a material impact on its results of operations.
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

     2.  Balance Sheet Detail:


     Marketable Securities:

                                                      December 31,
                                               1998                  1997
                                               ----                  ----
                                                      (in thousands)

                                                    Market              Market
                                           Cost     Value       Cost    Value
                                           ----     -----       ----    -----
Debt securities:
     U.S. government corporations and
          agencies ...................... $24,766   $24,763   $24,689   $24,679
     Commercial paper ...................   5,556     5,555        --        --
     State and municipal securities .....   4,060     4,116    15,129    15,246
                                          -------   -------   -------   -------
                                          $34,382   $34,434   $39,818   $39,925
                                          =======   =======   =======   =======

     Gross unrealized gains and unrealized losses for marketable securities were $63,000 and $11,000, respectively at December 31, 1998 and $136,000 and $29,000, respectively, at December 31, 1997.
     At December 31, 1998, scheduled maturities of marketable securities within one year were $15,738,000 (cost $15,688,000) and for one year to five years were $18,696,000 (cost $18,694,000).

     Inventories, net:

                                         December 31,
                                         ------------
                                        1998    1997
                                        ----    ----
                                       (in thousands)

Raw materials .....................   $1,349   $2,952
Work in progress ..................    1,456    2,275
Finished goods ....................    1,501    2,936
                                      ------   ------
                                      $4,306   $8,163
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

     Property and Equipment, net:

                                                       December 31,
                                                       ------------
                                                   1998         1997
                                                   ----         ----
                                                     (in thousands)

Manufacturing and development equipment .........$ 10,859    $  9,328
Furniture and fixtures ..........................     608         520
Leasehold improvements ..........................     325         215
                                                 --------    --------
                                                   11,792      10,063
                                                 --------    --------
Less accumulated depreciation and amortization ..  (9,210)     (6,738)
                                                 --------    --------
                                                 $  2,582    $  3,325
                                                 ========    ========

     Other Accrued Expenses:

                                                December 31,
                                              1998      1997
                                              ----      ----
                                              (in thousands)

Product warranty ...........................    853   $1,029
Professional fees ..........................    213      209
Restructuring charges ......................  1,240       --
Co-op advertising ..........................    293      107
Other ......................................  2,165    2,440
                                             ------   ------
                                             $4,764   $3,785
                                             ======   ======

3.   Commitments and Contingencies:

     Commitments:

     The Company leases its headquarters facility under an operating lease. Under the terms of the lease agreement, the Company is responsible for insurance, maintenance and property taxes.

     Future minimum lease payments under the lease are as follows at December 31, 1998 (in thousands):

                    1999                                     $1,072
                    2000                                      1,126
                    2001                                      1,182
                    2002                                      1,241
                    2003                                      1,019
                                                              -----
                    Total minimum lease payments             $5,640
                                                             ======

     Rent expense was $1,540,000, $883,000 and $619,000 for 1998, 1997 and 1996,
respectively.

     Contingencies:

     Certain third parties have expressed their belief that certain of the Company's products may infringe patents held by them and have suggested that the Company acquire licenses to such patents. The Company believes that licenses, to the extent required, will be available; however, no assurance can be given that the terms of any offered licenses would be favorable to the Company. Management, after review and consultation with counsel, believes that the ultimate resolution of these matters is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company has accrued approximately $550,000 for these matters deemed probable in prior years, it is currently unable to estimate the ultimate range of loss regarding these matters.
Therefore, it is reasonably possible that the ultimate resolution of these matters could result in final settlement that could exceed or be less than the amount accrued. Adjustment to amounts accrued will take place in the period in which such matters are resolved.

     In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date.
     In the parallel Federal proceedings, the Court on September 11, 1997 granted the Company's motion to dismiss the federal complaint with leave to amend, and plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint, the hearing on which is currently scheduled to take place on March 26, 1999. There has been no discovery in the federal action, and no trial date has been set.
     The Company believes that both actions are without merit and intends to defend both actions vigorously. However, litigation is subject to inherent uncertainties and, thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's financial condition and results of operations. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

4.   Shareholders' Equity:

     Stock Option Plan:

     The Company has a 1992 Equity Incentive Plan ("Plan"), which succeeds the Company's prior plan. All outstanding stock options issued under the prior plan will continue to be governed by the terms and conditions of that plan, but no additional stock options will be granted under that prior plan. During 1995, an additional 500,000 shares were authorized for grant or sale to employees, officers, directors and consultants of the Company under the Plan. During 1997, an additional 800,000 shares were authorized for grant or sale to employees, officers, directors and consultants of the Company under the Plan. The Plan expires ten years after its adoption.
     Options granted under the Plan may be either incentive stock options or nonqualified stock options, as designated by the Board of Directors. The Plan provides that the exercise price of options granted must be no less than the fair market value of the Company's common stock at the date of grant. The Board of Directors also has the authority to set exercise dates (no longer than ten years from the date of grant), payment terms and other provisions for each grant. Generally, options granted under the Plan through October 31, 1995 become exercisable annually as to 20% and options granted on or after October 31, 1995 become exercisable as to 25% of the shares one year after the first vesting date and thereafter with respect to an additional 2.084% at the end of each succeeding month.
     The Plan also provides for the award of common stock based on performance and the sale of restricted stock to eligible persons at the fair market value of the common stock of the Company at the date of sale or at discounts of up to 15%, as determined by the Board of Directors. All restricted stock awards under this Plan are subject to a repurchase option that expires over a five year period at the original issuance price. As of December 31, 1998, no restricted stock awards have been issued under the Plan.

Directors Stock Option Plan:

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

     Activity under the Plan and the Directors Plan during 1998, 1997 and 1996 is as follows:

                                                     (in thousands, except per share amounts)
                                                                Outstanding Options
                                   ------------------------------------------------------------------------
                                                                                                   Weighted
                                   Shares        Number               Price                        Average
                                   available     of                   per             Aggregate    Exercise
                                   for grant     Shares               Share           Price        Price
                                   ------------------------------------------------------------------------

Balances, December 31, 1995 .       1,091       1,462              $0.60-$28.25       $15,813      $  10.82
   Options granted ..........        (984)        984              $10.125-$23.25      15,302      $  15.55
   Options exercised ........          --        (199)             $0.60-$21.75          (546)     $   2.74
   Options cancelled ........         425        (425)             $0.83-$28.25        (6,079)     $  14.30
                                   -------     --------                               ---------
Balances, December 31, 1996 .         532       1,822              $0.83-$28.25        24,490      $  13.45
   Additional shares reserved         800          --                   --                 --            --
   Options granted ..........        (540)        540              $13.25-$25.75        9,637      $  17.86
   Options exercised ........          --        (311)             $12.50-$27.375      (1,885)     $   6.06
   Options cancelled ........         434        (434)             $1.00-$28.25        (6,029)     $  13.91
                                   -------     --------                               ---------
Balances, December 31, 1997 .       1,226       1,617              $1.00-$28.25        26,213      $  16.23
   Options granted ..........      (2,710)      2,710              $3.22-$12.38        19,051      $   7.03
   Options exercised ........          --         (21)             $6.13-$12.13           (48)     $   2.25
   Options cancelled ........       2,718      (2,719)             $3.22-$28.25       (37,402)     $  13.76
                                   -------     --------                               ---------
Balances, December 31, 1998 .       1,234       1,587              $1.33-$28.25       $ 7,814      $   4.94
                                   =======     ========                               =========

The weighted-average fair value of those options granted in 1998, 1997 and 1996 was $5.21, $11.63 and $8.47, respectively. Options to purchase 163,000 shares, 481,000 shares and 350,000 shares were exercisable with a weighted-average exercise price of $12.71, $14.65 and $8.88, at December 31, 1998, 1997 and 1996,
respectively.

     On January 21, 1998, the Compensation Committee of the Board of Directors adopted a plan for repricing of stock options under which all current officers and employees (other than the Company's chief executive officer) who had outstanding options that were granted under the Plan on or after November 1, 1995 (the "Options"), had the right to reprice such options. With respect to each officer of the Company, the exercise price of each option was determined as of the closing price of the Company's common stock on February 9, 1998 with four year vesting beginning again on February 9, 1998 and thereafter otherwise to the same terms as the original stock options being amended. With respect to all other employees of the Company, the exercise price of each amended option was determined to be the closing price of the Company's common stock on February 9, 1998, no change was made in the vesting schedule. However, the amended options were not available for exercise until February 9, 1999.
     On September 25, 1998, the Compensation Committee of the Board of Directors adopted a plan for repricing of stock options under which all current officers and employees who had outstanding options that were granted under the Plan with an exercise price greater than the closing price of the Company's common stock on October 19, 1998 could be amended. With respect to all employees, the exercise price of each option was determined to be the closing price of the Company's common stock on October 19, 1998. The vesting schedule was amended to a three year vesting period beginning on October 19, 1998 with the options not being available for exercise until October 19, 1999. The number of shares subject to the amended options that were originally granted prior to November 1, 1995 was reduced to twenty-five (25%) of the number of unexercised shares subject to the original grant with any remaining shares being forfeited.

The following table summarizes information with respect to stock options outstanding at December 31, 1998:


                                                       (number of options in thousands)
                                              Options Outstanding                     Options Exercisable
                                ---------------------------------------------------------------------------
                                                                                  Weighted
                                Number            Average                         Number          Weighted
                                Outstanding at    Remaining       Weighted        Exercisable at  Average
                                December 31,      Contractual     Average         December 31,    Exercise
Range of Exercise Price         1998              Life (years)    Exercise Price  1998            Price
-----------------------         --------------    ------------    --------------  -------------   ---------

$ 1.00 - $ 1.67                       18              4.19           $ 1.41          18           $ 1.41
$ 3.22 - $ 4.88                    1,354              9.74           $ 3.47          21           $ 3.93
$ 5.38 - $ 8.50                       13              8.70           $ 6.75           3           $ 8.20
$ 9.00 - $11.00                       90              7.17           $10.09          36           $ 9.53
$12.38 - $14.00                       10              8.79           $13.23           6           $13.02
$15.13 - $17.38                       38              6.18           $15.32          35           $15.29
$18.25 - $21.75                       43              7.29           $21.08          30           $21.25
$23.00 - $24.00                       15              6.69           $23.40          12           $23.44
$25.75 - $28.25                        6              8.37           $26.17           2           $26.48
                                =============                                   ===========
$  1.33 - $28.25                   1,587              8.41           $ 4.94         163           $12.71
                                =============                                   ===========

Employee Stock Purchase Plan:

     In December 1993, the Company established the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of Common Stock have been reserved for issuance. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her base compensation and commissions, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day or last day of each six-month offering period under the Purchase Plan. The Company sold 122,700 shares, 40,000 shares and 19,000 shares to employees in 1998, 1997 and 1996, respectively. The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996 was $5.45, $6.02 and $5.66, respectively.

     Pro Forma Stock-Based Compensation:

     The Company accounts for the fair value of its grants under the Plan, the Directors Plan and the Purchase Plan in accordance with APB 25. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

(Amounts in thousands, except per share data)

                                        1998        1997      1996
                                        ----        ----      ----

Net income (loss)
     As reported....................  ($6,472)     $1,932     $4,697
     Pro forma......................  ($8,713)     $ (338)    $3,771
Earnings per share (Basic)
     As reported....................   ($0.71)     $ 0.21      $0.52
     Pro forma......................   ($0.95)     $(0.04)     $0.41
Earnings per share (Diluted)
     As reported....................   ($0.71)     $ 0.20      $0.50
     Pro forma......................   ($0.95)     $(0.04)     $0.40

     The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plan and the Directors Plan in 1998, 1997 and 1996:

                                        1998           1997             1996
                                        ----           ----             ----

Dividend yield                           0.00%           0.00%            0.00%
Expected life of option             4.54 years      4.50 years       4.50 years
Risk-free interest rate                  5.09%           5.74%            6.05%
Expected volatility                        99%             80%              60%

     The Company has also estimated the fair value for the purchase rights issued under the Purchase Plan using the Black-Scholes option-pricing model with the following assumptions for grants in 1998, 1997 and 1996:

                                         1998          1997             1996
                                         ----          ----             ----

Dividend yield                            0.00%          0.00%            0.00%
Expected life of option              0.50 years     0.50 years       0.50 years
Risk-free interest rate                   4.88%          5.80%            5.34%
Expected volatility                         80%            80%              60%

     The above pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

5. Segments, Significant Customers, Suppliers and Foreign Revenues:

     The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 ("SFAS 14"), "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.
     The Company operates in a single industry segment encompassing the design, development, manufacture, marketing and support of high-speed digital access products for wide area networks worldwide. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company markets and sells its products primarily in North America, Europe, South America and Asia, through a direct sales force, VARs and OEMs. In 1998, sales to one customer accounted for 11% of net sales and sales to another customer accounted for 10% of net sales. In 1997, sales to one customer accounted for 20% of net sales. In 1996, sales to two customers each accounted for 13% of net sales. The loss of any one or more of the Company's major customers could materially adversely affect the Company's business and operating results.
     The Company's product designs are proprietary but generally incorporate industry standard hardware components. However, certain semiconductor devices and components and subassemblies are presently available only from single sources, and certain other components are presently available or acquired only from a limited number of sources. To date, the Company has been able to obtain adequate supplies of these components, as well as subassemblies from third party contractors, in a timely manner from existing sources or, when necessary, from alternative sources. The inability to obtain sufficient sole or limited source components or subassemblies as required in the future, or to develop alternative sources or redesign its products if and as required in the future, could result in delays or reductions in product shipments. Any such occurrence could materially adversely affect the Company's business and operating results or damage customer relationships.

     Outside of Europe, no geographic segment had sales in excess of 10% of total sales.

                                               Revenue   Long Lived Assets
                                               -------   -----------------
                                                 (in thousands)
December 31, 1998
     United States .........................   $42,901       $ 2,972
     Europe ................................     6,595             3
     Other International ...................     5,131            --
                                               -------       -------
     Total .................................   $54,627       $ 2,975
                                               =======       =======

December 31, 1997
     United States .........................   $54,655       $ 4,449
     Europe ................................     5,888            23
     Other International ...................     5,465            --
                                               -------       -------
     Total .................................   $66,008       $ 4,472
                                               =======       =======

December 31, 1996
     United States .........................   $43,412       $ 2,421
     Europe ................................     4,142            20
     Other International ...................     4,524            --
                                               -------       -------
     Total .................................   $52,078       $ 2,441
                                               =======       =======

6.   Employee Benefit Plan:

     The Company has a 401(k) profit sharing plan for its full time employees who have attained the age of 21. Eligible employees may make voluntary contributions to the Plan up to 18% of their annual compensation. The Company makes a matching contribution equal to 50% of each employee's contributions. In applying this matching contribution, however, only contributions up to 6% of the employee's compensation will be considered. For 1998, 1997 and 1996, the Company contributed $421,000, $356,000 and $191,000, respectively.

7.   Income Taxes (Benefit):

     The provision (benefit) for income taxes comprises:

                                1998                 1997                 1996
                                ----                 ----                 ----
                                                (in thousands)

Current:
     Federal                  $(3,745)             $2,246               $2,376
     State                       (240)                390                  135
                              --------             ------               ------
                               (3,985)              2,636                2,511

Deferred:
     Federal                     (221)             (1,613)                (295)
     State                        (42)               (176)                 (67)
                              --------             -------              -------
                                 (263)             (1,789)                (362)
                              --------             -------              -------
                              $(4,248)             $  847               $2,149
                              ========             =======              =======

     The difference between the actual tax provision (benefit) and the amount obtained by applying the U.S. Federal statutory rate to income (loss) before provision for income taxes (benefit) is as follows:

                                                     1998      1997     1996
                                                     ----      ----     ----

Tax provision (benefit) at federal statutory rate    (34.0%)   34.0%    34.0%
State taxes, net of federal tax benefit .........     (5.2)     6.6      5.4
Nontaxable municipal interest ...................     (1.2)    (6.3)    (2.1)
Foreign sales corporation .......................     (0.5)    (2.5)    (0.6)
Research and development tax credit .............       --     (3.2)    (6.3)
Other ...........................................      1.3      1.9      1.0
                                                     -----     -----    -----
                                                     (39.6%)   30.5%    31.4%
                                                     =====     =====    =====

     The components of the deferred tax asset are as follows:

                                                            December 31,
                                                            ------------
                                                         1998       1997
                                                         ----       ----
                                                          (in thousands)

Deferred tax assets:
     Allowance for doubtful accounts receivable .......  $  210   $  203
     Allowance for excess and obsolete inventories ....     640      885
     Depreciation .....................................     345      379
     Amortization of purchased research and
       development ....................................   1,317    1,216
     Accrual for warranty, royalties and other ........   1,859    1,483
     Other ............................................     258      200
                                                         ------   ------
         Total deferred tax assets ....................  $4,629   $4,366
                                                         ======   ======

     The Company has not provided a valuation allowance on the deferred tax assets as those amounts can be realized through carryback to prior years when the Company paid income taxes or are expected to be realized from future operations based upon the Company's history of profitable operations.

8.       Acquisitions:

     The Company incurred an expense of $2.3 million related to purchased research and development for which technological feasibility had not been achieved in the second quarter of 1998 related to the acquisition of Semaphore. Such in-process technology was valued, along with other acquired assets, using a discounted cash flow analysis with separate cash flow projections for existing and in-process technology. The value of in-process technology for which technological feasibility had not been established and for which there was no alternative use was expensed upon acquisition in accordance with Financial Accounting Standards ("FAS") No. 2, "Accounting for Research and Development Costs".
     The Company incurred an expense of $3.7 million related to purchased research and development for which technological feasibility had not been achieved in the third quarter of 1997 in connection with its acquisition of certain assets and in-process technology for $5 million in cash from Performance Telecom. Such in-process technology was valued, along with other acquired assets, using a discounted cash flow analysis with separate cash flow projections for existing and in-process technology. The value of in-process technology for which technological feasibility had not been established and for which there was no alternative use was expensed upon acquisition in accordance with Financial Accounting Standard No. 2, "Accounting for Research and Development Costs." This technology was designed to enable network service providers to offer applications such as Internet access, interactive video services, remote data access and multimedia applications at multi-megabit-per-second speeds over standard voice-grade copper lines.
     The results attributable to the acquisition of the assets of Performance Telecom and Semaphore have been consolidated with the Company's results since September 30, 1997 and April 3, 1998, respectively.
     The following unaudited pro forma condensed combined results of operations information has been presented to give effect to the purchase of the Semaphore assets as if such transaction had occurred at the beginning of each of the periods presented. The historical results of operations have been adjusted to reflect additional depreciation and amortization expense based on the value allocated to assets acquired in the purchase. In-process research and development costs in the amount of $2,299,000, which were written off immediately after the purchase was completed, have been included in the results of both periods presented. The pro forma results of operations information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor is it indicative of future operating results.

          Unaudited Pro Forma Condensed Combined Results of Operations
                  (amounts in thousands except per share data)

                                           Twelve Months Ended December 31,
                                              1998            1997
                                              ----            ----

Revenue .................................   $ 55,113       $ 69,992
Net loss ................................     (7,857)        (3,345)
Earnings per share (Basic)
     Net loss per share .................      (0.83)         (0.35)
     Shares used in per share calculation      9,467(1)       9,540(1)
Earnings per share (Diluted)
     Net loss per share .................      (0.83)         (0.35)
     Shares used in per share calculation      9,467(1)       9,540(1)


(1) Shares used in the per share calculation reflect Digital Link shares issued to Semaphore as if they were outstanding from the beginning of each period presented and existing Digital Link shares.

Shares used in pro forma earnings per share basic and diluted calculations for the twelve months ended December 31, 1998 are as follows (in thousands):

         Digital Link shares issued in asset acquisition       291(2)
         Existing Digital Link shares                        9,176
                                                             -----
                                                             9,467
                                                             -----

Share used in pro forma earnings per share basic and diluted calculations for the twelve months ended December 31, 1997 are as follows (in thousands):

         Digital Link shares issued in asset acquisition       291(2)
         Existing Digital Link shares                        9,249
                                                             -----
                                                             9,540
                                                             -----


(2) The number of shares issued was determined by dividing $3,200 by the volume-weighted average price per share (as reported by Bloomberg Financial Services) at which Digital Link's common stock traded on the five business days immediately preceding the execution of the Asset Sale Agreement by the parties.

9.       Restructuring Charges:

     The Company incurred an expense of $2.5 million in the third quarter of 1998 related to the termination of its DL7100 and VPN product lines, including termination of 25 project employees, abandonment of a leased facility and related fixed assets. Since the products included use of, or planned integration of, technologies and other assets acquired through the Company's acquisitions of Semaphore and Performance Telecom, the Company also evaluated those acquired assets, which had no alternative future use, for realizability. The restructuring expense of $2.5 million consisted primarily of severance costs of $500,000, legal and lease commitment costs of $500,000 and the write-off of goodwill and fixed assets of $1.5 million related to the aforementioned acquisitions. In addition to these costs the Company reflected $3.2 million of restructuring related costs in cost of sales for inventory write-downs and warranty reserves.
     All 25 project employees were notified of their termination severance benefits by September 30, 1998 and 84% of these benefits were actually paid by the end of December 1998. The Company's leased facility was exited in the first quarter of 1999. Remaining accrued restructuring charges amounted to $1.2 million as of December 31, 1998, primarily for legal product claims and warranty expenses associated with the termination of the aforementioned product lines.

10.  Subsequent Event:

     During the period from January 1, 1999 through March 12, 1999, the Company repurchased on the open market a total of 334,700 shares of common stock at prices ranging from $4.81 to $8.25 a share. This stock has subsequently been retired.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is incorporated by reference from the sections titled "Nominees" under "Proposal No. 1 - Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the Definitive Proxy Statement to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of shareholders to be held on or about June 7, 1999 (the "Definitive Proxy Statement").

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     The following financial statements and schedules are filed as part of this report:

                                                                          Page
(a)1.             Financial Statements

                  See index in Part II, Item 8...........................  26

(a)2. and (d)     Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts........  51

     All schedules not listed above are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)3. and (c)  Exhibits


2.01           Asset Sale Agreement between Registrant and Semaphore
               Communications Corporation dated April 3, 1998.  (9)
3.01           Registrant's  Amended  and  Restated  Articles of  Incorporation
               filed on February 7, 1994. (1) 3.02 Registrant's Certificate of
               Correction of Amended and Restated Articles of Incorporation
               filed on April 7, 1994. (1)
3.03           Registrant's Bylaws, as amended. (2)
4.01           Form of Specimen Certificate for Registrant's Common Stock. (3)
4.02           Registration Rights Agreement among Registrant, Vinita Gupta,
               Summit Ventures L.P., SV Eurofund C.V. and Summit Investors, L.P.
               dated December 23, 1987 and certain exhibits thereto. (3)
4.03           Registration Rights Agreement between Registrant and Semaphore
               Communications Corporation dated April 3, 1998. (9)
+10.01         Registrant's 1986 Stock Option Plan, as amended. (3)
+10.02         Form of Agreement for Registrant's 1986 Stock Option Plan. (1)
+10.03         Registrant's 1986 Stock Purchase Plan. (3)
+10.04         Form of Agreement for Registrant's 1986 Stock Purchase Plan, as
               amended. (1)
+10.05         Registrant's 1992 Equity Incentive Plan, as amended. (8)
+10.06         Form of Agreement for Registrant's 1992 Equity Incentive Plan,
               as amended. (1)
+10.07         Registrant's 1993 Employee Stock Purchase Plan. (3)
+10.08         Registrant's 1994 Directors Stock Option Plan. (1)
+10.09         Form of Agreement for Registrant's 1994 Directors Stock Option
               Plan. (1)
10.10          Form of Indemnity Agreement entered into with each of
               Registrant's directors. (3)
10.11          Lease Agreement between Registrant and John Hancock Mutual Life
               Insurance Company dated June 17, 1992. (3)

10.12 Form of Patent License Agreement between Registrant and QPSX Communications Ltd. dated December 1993. (3)
10.13* Software License Agreement between Registrant and Epilogue Technology Corporation dated January 20, 1992. (3)
10.14 Stockholder Agreement among Registrant, Vinita Gupta, Narendra Gupta, Summit Ventures, L.P., SV Eurofund C.V. and Summit Investors, L.P. dated December 23, 1987. (3)
10.22 Separation Agreement between Registrant and Jack A. Musgrove dated March 16, 1998. (10)
10.23          Executive Retention and Severance Agreement dated
               December 14, 1999.

21.01          List of Subsidiaries. (3)
23.01          Consent of Independent Accountants
27.01          Financial Data Schedule
-----
        * Confidential treatment has been obtained with respect to portions of this exhibit.
       (1)     Filed as an exhibit to Registrant's Form 10-K for the year ended
               December 31, 1994 and incorporated herein by reference.
       (2)     Filed as an exhibit to Registrant's Registration Statement on
               Form S-8 (No. 33-95176) filed on July 31, 1995 and incorporated herein by reference.
       (3) Filed as an exhibit to Registrant's Form S-1 Registration Statement (File No. 33-72642), which was declared effective January 31, 1994, and incorporated herein by reference.
       (4) Filed as an exhibit to Registrant's Form 10-Q (File No. 0-23110) for the quarter ended June 30, 1995 and incorporated herein by reference.
       (5) Filed as an exhibit to Registrant's Form 10-K (File No. 0-23110) for the year ended December 31, 1995 and incorporated herein by reference.
       (6) Filed as an exhibit to Registrant's Form 10-Q (File No. 0-23110) for the quarter ended September 30, 1996 and incorporated herein by reference.
       (7) Filed as an exhibit to Registrant's Form 10-K (File No. 0-23110) for the year ended December 31, 1996 and incorporated herein by reference.
       (8) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-27855) filed on May 27, 1997 and incorporated herein by reference.
       (9) Filed as an exhibit to Registrant's Form 8-K (File No. 0-23110) filed on April 17, 1998 and incorporated herein by reference.
       (10) Filed as an exhibit to Registrant's Form 10-Q (File No. 0-23110) for the quarter ended March 31, 1998 and incorporated herein by reference.
        + Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

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

                                        DIGITAL LINK CORPORATION

March 26, 1999                           By:       /s/ Stanley E. Kazmierczak
                                             ----------------------------------
                                                  Stanley E. Kazmierczak
                                                  Chief Financial Officer

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



       Signature                               Title                             Date
       ---------                               -----                             ----

                                 Chairperson of the Board, Chief Executive
/s/ Vinita Gupta                          Officer and President             March 26, 1999
-------------------------------      (Principal Executive Officer)
         Vinita Gupta

                                      Chief Financial Officer
                                    and Vice President, Finance
                                           and Operations
                                      (Principal Financial and
/s/ Stanley E. Kazmierczak              Accounting Officer)                 March 26, 1999
-------------------------------
        Stanley E. Kazmierczak

/s/ Richard C. Alberding                      Director                      March 26, 1999
-------------------------------
         Richard C. Alberding

/s/ Louis Golm                                Director                      March 26, 1999
------------------------------
         Louis Golm

/s/ Narendra K. Gupta                         Director                      March 26, 1999
-------------------------------
         Narendra K. Gupta

/s/ Stephen Von Rump                          Director                      March 26, 1999
-------------------------------
         Stephen Von Rump


                                   SCHEDULE II


                            DIGITAL LINK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
   For the Years Ended December 31, 1996, 1997 and 1998(Amounts in thousands)






                                                         Balance at     Charged to           Deductions          Balance at
                                                        Beginning of    Costs and       --------------------      End of
                     Description                         the Period      Expenses       Description    Amount    the Period
                     -----------                       ------------- ---------------- -------------- --------- -------------
Balances for the year ended December 31, 1996:
     Allowance for doubtful accounts receivable.......   $  895             --              (b)         383
                                                                                            (a)          47        $  465
     Allowance for excess and obsolete inventories....   $  844            457              (a)         167        $1,134

Balances for the year ended December 31, 1997
     Allowance for doubtful accounts receivable ......   $  465             66              (a)          14        $  517
     Allowance for excess and obsolete inventories ...   $1,134            555              (a)         (23)       $1,712

Balances for the year ended December 31, 1998:
     Allowances for doubtful accounts receivable .....   $  517             27              (a)           4        $  540
     Allowances for excess and obsolete inventories ..   $1,712          3,045              (a)       3,217        $1,540




(a)  Write-offs & adjustments

(b)  Credit to selling, general and administrative expenses