Form 10-Q
period 1999-03-31
DIGITAL LINK CORP
filed 1999-05-14
CIK 810467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


|X| QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1999

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the registrant's Common Stock as of May 13, 1999, was 8,068,766 shares.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q



                                                                         Page
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

       Consolidated Balance Sheets as of March 31, 1999 and December 31,   3
       1998

       Consolidated Statements of Income and Comprehensive Income (Loss)   4
       for the three months ended March 31, 1999 and March 31, 1998


       Consolidated Statements of Cash Flows for the three months ended    5
       March 31, 1999 and March 31, 1998

       Notes to Consolidated Financial Statements                          6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and 10 Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk       17

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                18

ITEM 2 - Changes in Securities and Use of Proceeds                        18

ITEM 3 - Defaults Upon Senior Securities                                  18

ITEM 4 - Submission of Matters to a Vote of Security Holders              18

ITEM 5 - Other Information                                                18

ITEM 6 - Exhibits and Reports on Form 8-K                                 18


SIGNATURE(S)                                                              19




                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
-------  --------------------
                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
-----------------------------------------------------------------------------

                                                                         March 31,   December 31,
                                                                           1999          1998
                                                                        -----------  ------------
                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents .............................................   $  3,312    $    296
Short-term marketable securities ......................................      3,089      15,738
Accounts receivable, less allowance for doubtful accounts of $455 at
3/31/99 and $540 at 12/31/98 ..........................................      4,877       4,767
Inventories, net ......................................................      4,038       4,306
Prepaid and other current assets ......................................      1,088         998
Income taxes receivable ...............................................      2,501       2,501
Deferred income taxes .................................................      3,069       3,069
                                                                          --------    --------
         Total current assets .........................................     21,974      31,675

Property and equipment, net ...........................................      2,454       2,582
Long-term marketable securities .......................................     28,889      18,696
Deferred income taxes .................................................      1,560       1,560
Other assets ..........................................................        376         393
                                                                          --------    --------
         TOTAL ASSETS .................................................   $ 55,253    $ 54,906
                                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable ......................................................   $  4,150    $  2,365
Accrued payroll and related expenses ..................................      2,061       2,168
Other accrued expenses ................................................      4,674       4,764
Income taxes payable ..................................................        529         243
                                                                          --------    --------
         Total current liabilities ....................................     11,414       9,540
                                                                          --------    --------

CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized:  5,000,000 shares;
     Issued and outstanding:  None
Common stock, no par value:
     Authorized:  25,000,000 shares;
     Issued and outstanding:  8,127,622 shares at 3/31/99 and 8,490,472
shares at 12/31/98 ....................................................     31,894      33,311
Accumulated other comprehensive income (loss) .........................        (66)         52
Retained earnings .....................................................     12,011      12,003
                                                                          --------    --------
         Total shareholders' equity ...................................     43,839      45,366
                                                                          --------    --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $ 55,253    $ 54,906
                                                                          ========    ========



     The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                (Amounts in thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                   Three Months Ended
                                                        March 31,
                                              -----------------------------
                                                    1999        1998
                                                    ----        ----
REVENUES:
Net sales .....................................   $ 15,232    $ 14,519
Cost of sales .................................      7,298       7,204
                                                  --------    --------
       Gross profit ...........................      7,934       7,315
                                                  --------    --------

EXPENSES:
Research and development ......................      2,581       2,822
Selling, general and administrative ...........      4,613       5,023
                                                  --------    --------
       Total operating expenses ...............      7,194       7,845
                                                  --------    --------
       Operating income (loss) ................        740        (530)
Other income ..................................        476         601
                                                  --------    --------
       Income before provision for income taxes      1,216          71
Provision for income taxes ....................        304          22
                                                  --------    --------
       NET INCOME .............................   $    912    $     49
                                                  ========    ========

COMPREHENSIVE INCOME (LOSS) ...................   $    794    $    (26)
                                                  ========    ========

EARNINGS PER SHARE (Basic)
Net income per share ..........................   $   0.11    $   0.01
                                                  ========    ========
Shares used in computing per share amounts ....      8,297       9,383
                                                  ========    ========
EARNINGS PER SHARE (Diluted)
Net income per share ..........................   $   0.11    $   0.01
                                                  ========    ========
Shares used in computing per share amounts ....      8,343       9,436
                                                  ========    ========

















     The accompanying notes are an integral part of these consolidated financial statements.



                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Amounts in thousands)
-------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                        March 31,
                                                                -----------------------
                                                                   1999         1998
                                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   912    $     49
Adjustments to reconcile net income to net cash flows provided by operating activities:
   Depreciation and amortization .............................        378         456
   Provision for doubtful accounts ...........................          0          18
   Provision for excess and obsolete inventories .............        356          33
         Accounts receivable .................................       (110)     (1,627)
         Inventories .........................................        (88)      1,146
         Prepaid and other assets ............................        (74)        (10)
         Accounts payable ....................................      1,785       1,103
         Accrued payroll and other accrued expenses ..........       (197)       (275)
         Income taxes payable ................................        286         981
                                                                 --------    --------
             Net cash flows provided by operating activities .      3,248       1,874
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities ...........................    (13,808)     (9,487)
Maturities of marketable securities ..........................     16,147      14,700
Acquisition of property and equipment ........................       (250)       (384)
                                                                 --------    --------
             Net cash flows provided by investing activities .      2,089       4,829
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options ......................         43          42
Repurchase of common stock ...................................     (2,364)     (1,425)
                                                                 --------    --------
             Net cash used in financing activities ...........     (2,321)     (1,383)
                                                                 --------    --------
                  Net increase in cash and cash equivalents ..      3,016       5,322

Cash and cash equivalents at beginning of year ...............        296       2,504
                                                                 --------    --------

Cash and cash equivalents at end of period ...................   $  3,312    $  7,824
                                                                 ========    ========














     The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 1999.

         The year-end balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Operating results for the three months ended March 31, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME PER SHARE

         Basic and diluted net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128").

                                              Quarter Ended
                                           March 31,  March 31,
                                             1999      1998
                                             ----      ----
Basic                               (in thousands, except per share data)
-----

Weighted average common shares outstanding
for the period ...........................    8,297    9,383

Shares used in computing per share amounts    8,297    9,383
                                             ======   ======

Net income ...............................   $  912   $   49
                                             ------   ------
Net income per share .....................   $ 0.11   $ 0.01
                                             ======   ======

                                                           Quarter Ended
                                                        March 31,  March 31,
                                                          1999      1998
                                                          ----      ----
Diluted                                    (in thousands, except per share data)
-------

Weighted average number of shares outstanding for
the period .............................................    8,297    9,383

Common equivalent shares from conversion of stock
options under treasury stock method ....................       46       53
                                                            ------   ------

Shares used in computing per share amounts .............    8,343    9,436
                                                            ======   ======

Net income .............................................   $  912   $   49
                                                            ------   -----
Net income per share ...................................   $ 0.11   $ 0.01
                                                            ======   ======

3.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                    March 31, 1999     December 31, 1998
                                    --------------     -----------------
                                     (Unaudited)

                  Raw materials         $1,271               $1,349
                  Work-in-process        1,242                1,456
                  Finished goods         1,525                1,501
                                         -----                -----
                                        $4,038               $4,306
                                        ======               ======

4.       CONTINGENCIES

         Certain third parties have expressed their belief that certain of the Company's products may infringe patents held by them and have suggested that the Company acquire licenses to such patents. The Company believes that licenses, to the extent required, will be available; however, no assurance can be given that the terms of any offered licenses would be favorable to the Company. Management, after review and consultation with counsel, believes that the ultimate resolution of these matters is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company has accrued approximately $950,000 for these matters deemed probable in prior years, it is currently unable to estimate the ultimate range of loss regarding these matters. Therefore, it is reasonably possible that the ultimate resolution of these matters could result in final settlement that could exceed or be less than the amounts accrued and that the settlement of these matters could be material to the Company's results of operations. Adjustment to amounts accrued will take place in the period in which such matters are resolved.

         In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. In the parallel Federal proceedings, the Court on September 11, 1997 granted the Company's motion to dismiss the federal complaint with leave to amend, and plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint, the hearing on which is scheduled to take place in May, 1999. There has been no discovery in the federal action, and no trial date has been set.

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

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 had no impact on the Company's financial statements and related disclosures.

         In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 had no impact on the Company's results of operations.

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

6.       SUBSEQUENT EVENTS

         During the period from April 1, 1999 through May 13, 1999, the Company repurchased on the open market a total of 143,419 shares of common stock at prices ranging from $7.0625 to $8.00 a share. This stock has subsequently been retired.

                            DIGITAL LINK CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and ------- Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Except for the historical statements contained herein, this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve a number of risks, known and unknown, and uncertainties, such as the loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers, the impact of competitive products and pricing, the ability to retain and attract key personnel and other risks which are described throughout the Company's reports filed with the Securities and Exchange Commission ("SEC"), including its Form 10-K for the year ended December 31, 1998 and within "Management's Discussion and Analysis of Financial Condition and Results of Operations," including under the title "Other Factors That May Affect Future Operating Results." The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

When used in this Form 10-Q words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Due to all the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Similarly, past performances are not necessarily indicative of future results. It is possible, in some future quarters, that the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Net Sales

Net sales for the first quarter of 1999 increased 5% to $15,232,000 from $14,519,000 for the same period of the prior year. This increase in net sales was primarily attributable to an increase in unit sales of broadband (i.e., transmission rates in excess of T1/E1) products due to higher sales to certain domestic carrier customers. The Company does not believe that the percentage change in net sales in the first quarter of 1999 as compared to the same period of the prior year is necessarily indicative of the percentage change in net sales to be expected for the entire fiscal year.

Broadband sales in absolute dollars increased by 16% and increased to 44% of net sales in the first quarter of 1999 as compared to 40% in the first quarter of 1998. Narrowband sales decreased in absolute dollars by 3% and decreased as a percentage of net sales to 56% in the first quarter of 1999 as compared to 60% in the first quarter of 1998. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to higher sales of broadband products to certain domestic carrier customers.

International sales (including sales in Canada) represented 28% of net sales in the first quarter of 1999 as compared to 19% in the first quarter of fiscal 1998. This increase was primarily due to an increase in unit sales in Europe of the Company's narrowband and broadband products. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

Gross Profit

Gross profit increased 8% in the first quarter of 1999 to $7,934,000 from $7,315,000 for the same period of the prior year. Gross margin increased to 52.1% of net sales in the first quarter of 1999 as compared to 50.4% in the first quarter of 1998. This increase in gross margin is primarily a result of a higher percentage of broadband products which generally have higher gross margins, and to a lesser extent, increased sales volumes. Gross profits may vary significantly from quarter to quarter depending on many factors including competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this pricing pressure will continue for the foreseeable future. In addition, the mix of products sold may change to include a higher percentage of narrowband products which generally have lower gross margins and would therefore adversely affect the Company's overall gross profits.

Research and Development

The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expenses decreased 9% to $2,581,000 in the first quarter of 1999 from $2,822,000 in the first quarter of 1998. This decrease is primarily due to lower personnel-related expenses due to reduced headcount. As a percentage of net sales, R&D expenses were 16.9% in the first quarter of 1999 as compared to 19.4% in the first quarter of 1998. This decrease as a percentage of net sales was primarily the result of higher net sales and lower personnel-related expenses due to reduced headcount in the first quarter of 1999 as compared to the first quarter of 1998.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

The primary types of expenses included in selling, general and administrative ("SG&A") expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expenses decreased 8% in the first quarter of 1999 to $4,613,000 from $5,023,000 for the same period of the prior year. The decrease in absolute dollars was primarily the result of lower personnel-related expenses due to reduced headcount. As a percentage of net sales, SG&A expenses decreased to 30.3% in the first quarter of fiscal 1999 as compared to 34.6% in the first quarter of fiscal 1998. The decrease as a percentage of net sales was primarily the result of higher sales volumes and lower personnel-related expenses due to reduced headcount.

Other Income

Other income includes primarily interest income. Other income decreased 21% in the first quarter of 1999 to $476,000 from $601,000 for the same period of the prior year. This decrease was primarily due to lower interest income due to lower interest rates.

Provision for Income Taxes

The Company's effective tax rate decreased to 25.0% for the first quarter of 1999 compared to 30.5% for the first quarter of 1998. The Company's 1999 tax rate reflects the resolution of prior contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.2 million for the three months ended March 31, 1999 and $1.9 million for the three months ended March 31, 1998. Cash provided by operating activities for the three months ended March 31, 1999 resulted primarily from a net profit and an increase in accounts payable. Cash provided by operating activities for the three months ended March 31, 1998 was due primarily to reduction in inventories and an increase in accounts payable and taxes payable, offset by a reduction in accounts receivable.

Net cash provided by investing activities was $2.1 million for the three months ended March 31, 1999, compared to $4.8 million during the three months ended March 31, 1998. The 1999 provision of cash resulted from the maturity of $16.1 million of marketable securities offset by the purchase of $13.8 million of marketable securities and $250,000 of capital equipment. The net cash provided by investing during the three months ended March 31, 1998 resulted from the maturity of $14.7 million of marketable securities offset by the purchase of $9.5 million of marketable securities and $384,000 of capital equipment.

Financing activities consumed $2.3 million cash during the three months ended March 31, 1999 and $1.4 million of cash during the same period in 1998. The use of cash during both periods was primarily due to the Company's repurchase of $2.4 million and $1.4 million, respectively, worth of its Common Stock, offset by the proceeds from the exercise of stock options.

In October 1996, the Company's Board of Directors announced the authorization for the Company to repurchase up to 500,000 shares of common stock for cash from time to time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions, at which time the stock will be retired. The Board authorized additional repurchases of up to 1,000,000 shares in May 1998, 500,000 shares in December 1998 and 500,000 shares in April 1999. No time limit was set for completion of the repurchase programs. The Company purchased 372,000 shares of common stock during the first three months of 1999, 1,372,000 shares in 1998 and 142,000 shares in 1997 under this program at a cost of $2,364,000, $9,364,000 and $2,422,000 for 1999, 1998 and 1997, respectively.

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

The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company and certain personnel have only limited experience in the Company's industry. For example, in December 1998, Lana Vaysburd was hired as Vice President, Engineering and in March 1999, Sherman Silverman was hired as Vice President, Sales and Marketing, Worldwide. In addition, in March 1998 Vinita Gupta was reappointed as the Company's interim President and Chief Executive Officer, which position she accepted on a full-time basis in January 1999. The current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important positions.

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During 1998, the Company began to implement plans for certain of its internal operating systems to ensure these systems continue to meet its internal and external requirements. The Year 2000 compliance efforts will encompass:

          All Digital Link products. The cost of this effort is estimated to be $250,000 and will be financed through working capital and the use of internal engineering resources.

          All Digital Link major operational systems (including ASK MANMAN, databases, spreadsheets, word processing, and CAD). The cost of these initiatives is estimated to be $150,000. The Company has contracted with a third party to perform the MANMAN compliance work and will use a combination of consultants and internal resources to address the compliance issues with other internal operational systems.

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

To date, the Company has incurred approximately $300,000 in expenses related to Year 2000 compliance of its products and internal operating systems. The Company has achieved in excess of 95% of its products Year 2000 compliance and plans to have the remaining products compliant by the end of May 1999. Currently, in excess of 50% of the internal operating systems are Year 2000 compliant.
The Company plans to implement Year 2000 compliance to the remaining portion by July 1999.

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

The Company is concerned that many enterprises and carriers will be devoting a substantial portion of their information systems spending to addressing the Year 2000 issue. This expense may result in spending being diverted from networking solutions in the near future. This diversion of information technology spending could have a material adverse impact on the Company's future sales volume.

The  foregoing  statements  are based upon  management's  best  estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is on going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. In the parallel Federal proceedings, the Court on September 11, 1997 granted the Company's motion to dismiss the federal complaint with leave to amend, and plaintiff has filed an amended complaint. The Company has moved to dismiss the amended complaint, the hearing on which is scheduled to take place in May, 1999. There has been no discovery in the federal action, and no trial date has been set.

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

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has, on several occasions, expressed its belief that certain of the Company's products, including its DSU/CSUs, may infringe upon patents held by it. The third party has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. The Company does not believe that there is merit to Larscom's claim. Management, after review and consultation with counsel, believes that the ultimate resolution of both these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. While the Company has accrued approximately $950,000 for these matters deemed probable in prior years, it is currently unable to estimate the ultimate range of loss regarding these matters. Therefore, it is reasonably possible that the ultimate resolution of these matters could result in final settlement that could exceed or be less than the amounts accrued and that the settlement of these matters could be material to the Company's results of operations. Adjustment to amounts accrued will take place in the period in which such matters are resolved.

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

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
-------  -----------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits

         10.24 Separation Agreement between Registrant and Kent A. Bossange dated April 5, 1999.

         27.01   Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DIGITAL LINK CORPORATION

Date:   May 13, 1999                   s/ Stanley E. Kazmierczak
                                     ----------------------------
                                     Stanley E. Kazmierczak
                                     Vice President, Finance and Operations,
                                     Chief Financial Officer and Secretary
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)