Form 10-Q
period 1999-06-30
DIGITAL LINK CORP
filed 1999-08-16
CIK 810467

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

|X| QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the registrant's Common Stock as of August 13, 1999, was 8,010,716 shares.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q



                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

       Consolidated Balance Sheets as of June 30, 1999                    3
       and December 31, 1998

       Consolidated Statements of Operations for the quarters             4
       and six months ended June 30, 1999 and June 30, 1998

       Consolidated Statements of Cash Flows for the six                  5
       months ended June 30, 1999 and June 30, 1998

       Notes to Consolidated Financial Statements                         6

ITEM 2 - Management's Discussion and Analysis of                         10
         Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosure About                   19
         Market Risk

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                               20

ITEM 2 - Changes in Securities and Use of Proceeds                       20

ITEM 3 - Defaults Upon Senior Securities                                 20

ITEM 4 - Submission of Matters to a Vote of Security Holder              20

ITEM 5 - Other Information                                               21

ITEM 6 - Exhibits and Reports on Form 8-K                                21


SIGNATURE(S)                                                             22



                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
-----------------------------------------------------------------------------

                                                                         June 30,   December 31,
                                                                           1999        1998
                                                                           -----       ----
                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents .............................................  $  2,955    $    296
Short-term marketable securities ......................................     2,067      15,738
Accounts receivable, less allowance for doubtful accounts of $316 at
6/30/99 and $540 at 12/31/98 ..........................................     4,935       4,767
Inventories ...........................................................     3,719       4,306
Prepaid and other current assets ......................................       991         998
Income taxes receivable ...............................................       618       2,501
Deferred income taxes .................................................     3,069       3,069
                                                                         --------    --------
         Total current assets .........................................    18,354      31,675

Property and equipment at cost, net ...................................     2,286       2,582
Long-term marketable securities .......................................    31,178      18,696
Deferred income taxes .................................................     1,560       1,560
Other assets ..........................................................       376         393
                                                                         --------    --------
         TOTAL ASSETS .................................................  $ 53,754    $ 54,906
                                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable ......................................................  $  2,655    $  2,365
Accrued payroll expense ...............................................     2,695       2,168
Other accrued expenses ................................................     4,893       4,764
Income taxes payable ..................................................       315         243
                                                                         --------    --------
         Total current liabilities ....................................    10,558       9,540
                                                                         --------    --------

CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized:  5,000,000 shares;
     Issued and outstanding:  None
Common stock, no par value:
     Authorized:  25,000,000 shares;
     Issued and outstanding:  8,001,466 shares at 06/30/99 and
     8,490,472 shares at 12/31/98 .....................................    31,351      33,311
Accumulated other comprehensive income / (loss) .......................      (282)         52
Retained earnings .....................................................    12,127      12,003
                                                                         --------    --------
         Total shareholders' equity ...................................    43,196      45,366
                                                                         --------    --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................  $ 53,754    $ 54,906
                                                                         ========    ========



     The accompanying notes are an integral part of these consolidated financial statements.




                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      FOR THE QUARTERS AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                (Amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                                   Quarter Ended      Six Months Ended
                                                                     June 30,             June 30,
                                                               -------------------    -------------------
                                                                 1999       1998        1999       1998
                                                               --------   --------    --------   --------
REVENUES:
Net sales ...................................................  $ 15,623   $ 12,797    $ 30,855   $ 27,317
Cost of sales ...............................................     7,047      6,830      14,345     14,036
                                                               --------   --------    --------   --------
       Gross profit .........................................     8,576      5,967      16,510     13,281
                                                               --------   --------    --------   --------

EXPENSES:
Research and development ....................................     2,604      3,567       5,185      6,389
Selling, general and administrative .........................     5,230      4,965       9,843      9,988
Purchased in-process research and development ...............         0      2,299           0      2,299
                                                               --------   --------    --------   --------
       Total operating expenses .............................     7,834     10,831      15,028     18,676
                                                               --------   --------    --------   --------
       Operating income / (loss) ............................       742     (4,864)      1,482     (5,395)
Other income ................................................       464        466         940      1,068
                                                               --------   --------    --------   --------
       Income / (loss)  before provision / (benefit) for ....     1,206     (4,398)      2,422     (4,327)
       income taxes
Provision / (benefit) for income taxes ......................       302     (1,712)        605     (1,690)
                                                               --------   --------    --------   --------
       NET INCOME / (LOSS) ..................................  $    904   $ (2,686)   $  1,817     (2,637)
                                                               ========   ========    ========   ========

COMPREHENSIVE INCOME / (LOSS) ...............................  $    688   $ (2,652)   $  1,483   $ (2,678)

EARNINGS PER SHARE (Basic)
Net income / (loss) per share ...............................  $   0.11   $  (0.29)   $   0.22   $  (0.28)
                                                               ========   ========    ========   ========
Shares used in computing per share amounts ..................     8,061      9,422       8,178      9,403
                                                               ========   ========    ========   ========
EARNINGS PER SHARE (Diluted)
Net income / (loss) per share ...............................  $   0.11   $  (0.29)   $   0.22   $  (0.28)
                                                               ========   ========    ========   ========
Shares used in computing per share amounts ..................     8,177      9,422       8,260      9,403
                                                               ========   ========    ========   ========








     The accompanying notes are an integral part of these consolidated financial statements.



                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Amounts in thousands)
--------------------------------------------------------------------------------

                                                                         Six Months Ended
                                                                             June 30,
                                                                        ----------------
                                                                        1999        1998
                                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss) ...............................................   $  1,817    $ (2,637)
Adjustments to reconcile net income / (loss)  to net cash flows provided by operating activities:
   Depreciation and amortization ..................................        786         789
   Purchased research and development .............................          0       2,299
   Changes in:
      Accounts receivable .........................................       (168)        933
     Inventories ..................................................        587         319
     Prepaid and other assets .....................................         24         341
     Accounts payable .............................................        290       1,263
     Accrued payroll and other accrued expenses ...................        656      (1,105)
     Income taxes payable and receivable ..........................      1,955        (882)
                                                                       --------   --------
         Net cash flows provided by operating activities ..........      5,947       1,320
                                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities ................................    (16,308)    (18,671)
Maturities of marketable securities ...............................     17,163      21,948
Payment in connection with Acquisition of Semaphore Corporation ...          0         182
Acquisition of property and equipment .............................       (490)       (887)
                                                                      --------    --------
         Net cash flows provided by investing activities ..........        365       2,572
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchase        333         419
plan
Repurchase of common stock ........................................     (3,986)     (6,096)
                                                                      --------    --------
         Net cash flows used in financing activities ..............     (3,653)     (5,677)
                                                                      --------    --------
   Net increase / (decrease) in cash and cash  equivalents ........      2,659      (1,785)

Cash and cash equivalents at beginning of period ..................        296       2,504
                                                                      --------    --------

Cash and cash equivalents at end of period ........................   $  2,955    $    719
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

         Operating results for the three months and six months ended June 30, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME / (LOSS) PER SHARE

         Basic and diluted net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128").


                                                       Quarter Ended      Six Months Ended
                                                          June 30,             June 30,
                                                      1999       1998       1999     1998
                                                      ----       ----       ----     ----
Basic                                                (in thousands, except per share data)
-----

Weighted average common shares outstanding for the     8,061     9,422      8,178     9,403
period

Shares used in computing per share amounts .......     8,061     9,422      8,178     9,403

Net income / (loss) ..............................   $   904   $(2,686)   $ 1,817   $(2,637)
Net income / (loss) per share ....................   $  0.11   $ (0.29)   $  0.22   $ (0.28)






                                                        Quarter Ended     Six Months Ended
                                                           June 30,            June 30,
                                                      1999        1998      1999     1998
                                                      ----        ----      ----     ----
Diluted                                              (in thousands, except per share data)
-------

Weighted average number of shares outstanding for     8,061     9,422      8,178     9,403
the period

Common equivalent shares from conversion of stock       116      --           82      --
options under treasury stock method

Shares used in computing per share amounts ......     8,177     9,422      8,260     9,403

Net income / (loss) .............................   $   904   $(2,686)   $ 1,817   $(2,637)
Net income / (loss) per share ...................   $  0.11   $ (0.29)   $  0.22   $ (0.28)


3.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                   June 30, 1999       December 31, 1998
                                   -------------       -----------------
                                    (Unaudited)

                  Raw materials       $1,128                 $1,349
                  Work-in-process      1,312                  1,456
                  Finished goods       1,279                  1,501
                                       -----                  -----
                                      $3,719                 $4,306
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

         In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. The class period in both of these lawsuits runs from September 12, 1994 through December 29, 1995, and both complaints allege that the defendants concealed and/or misrepresented material adverse information about the Company and that the individual defendants sold shares of the Company's stock based upon material nonpublic information. The complaints seek unspecified monetary damages. Discovery to date has been limited in the state court action, and the Superior Court has not set a trial date. In the parallel
         Federal proceedings, the Court on September 11, 1997 granted the Company's motion to dismiss the federal complaint with leave to amend, and plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint, the hearing on which was scheduled to take place in September 1999. Plaintiff has attempted to dismiss the Federal proceedings without prejudice but has maintained his right to pursue the State action. The Company has objected to this procedure and has requested an opportunity to brief the issue in the Federal Court.

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

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 was effective for the Company's current fiscal year. The adoption of SOP 98-1 had no impact on the Company's financial statements.

         In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. SOP 98-5 was effective for the Company's current fiscal year. The adoption of SOP 98-5 had no impact on the Company's results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for the first quarter of 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

6.       SUBSEQUENT EVENTS

         None

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

Due to all the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Similarly, past performances are not necessarily indicative of future results. It is possible, in some future quarters that the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Net Sales

Net sales for the second quarter of 1999 increased 22% to $15,623,000 from $12,797,000 for the same period of 1998. This increase was primarily attributable to a significant increase in unit sales of broadband (i.e., transmission rates in excess of T1/E1) products, particularly in the inverse multiplexer product line, offset by a reduction in sales of the Company's discontinued security products. Net sales for narrowband (i.e., transmission rates up to T1/E1) products marginally increased for the second quarter of 1999 even though unit sales decreased. This was the result of increased sales of higher price units offset by a significant decrease in sales of lower price units, primarily the T1 OEM product.

Net sales for the six months ended June 30, 1999 increased 13% to $30,855,000 from $27,317,000 for the same period of the prior year. This increase in net sales was also primarily attributable to an increase in unit sales of broadband products, particularly in the inverse multiplexer product line, offset by reduced sales of the Company's discontinued security products.

The increases in unit sales were partly offset by lower average selling prices on certain narrowband and broadband products as a result of price reductions made in 1998 and in the first half of 1999. The Company anticipates that the pricing pressure will continue during the remainder of 1999.

Narrowband sales in absolute dollars increased by 9% but decreased to 53% of net sales in the second quarter of 1999 as compared to 60% of net sales in the second quarter of 1998. Broadband sales increased in absolute dollars by 42% and increased to 47% of net sales in the second quarter of 1999 as compared to 40% of net sales in the second quarter of 1998. Narrowband sales in absolute dollars increased by 3% but decreased to 55% of net sales for the first six months of 1999 as compared to 60% of net sales in the first six months of 1998. Broadband sales increased in absolute dollars by 28% and increased to 45% of net sales for the first six months of 1999 as compared to 40% of net sales for the same period in 1998. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to higher sales of broadband products to certain domestic carrier customers.

International sales, including Canada, represented 26% of net sales in the second quarter of both 1999 and 1998, and 27% of net sales for the six months ended June 30, 1999, as compared to 22% for the same periods of the prior year. These increases were primarily due to an increase in unit sales of broadband and narrowband products. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

Gross Profit

Gross profit increased 44% in the second quarter of 1999 to $8,576,000 from $5,967,000 for the same period of the prior year. Gross margin increased to 54.9% of net sales in the second quarter of 1999 as compared to 46.6% in the second quarter of 1998. This increase in gross margin was primarily due to a shift in the mix of products sold to include more broadband products, which generally have higher gross margins than narrowband products, and a major reduction in sales of the T1 OEM units, which have relatively low margins. Gross profit increased 24% in the six months ended June 30, 1999 to $16,510,000 from $13,281,000 for the same period of the prior year. Gross margins increased to 53.5% of net sales for the first six months of 1999 as compared to 48.6% for the same period of the prior year. This increase as a percentage of net sales reflects a shift in the mix of products sold to include more broadband products, which generally have a higher gross margin than narrowband products, offset by the above referenced price reductions.

Gross profits may vary significantly from quarter to quarter depending on many factors, including competitive pricing pressures and changes in the mix of products sold. A significant portion of the Company's business is very price competitive, which has in the past and will in the future require the Company to lower its prices, resulting in fluctuations in the Company's business and operating results. The Company anticipates that this pricing pressure will continue for the foreseeable future. In addition, the mix of products sold may change to include a higher percentage of narrowband products that generally have lower gross margins and would therefore adversely affect the Company's overall gross profits.

Research and Development

The primary types of expenses included in research and development ("R&D") expenses are personnel, consulting, prototype materials and professional services. R&D expense decreased 27% to $2,604,000 in the second quarter of 1999 from $3,567,000 in the second quarter of 1998. R&D expenses decreased 19% to $5,185,000 for the six months ended June 30, 1999 from $6,389,000 for the same period of the prior year. The decrease in expenses during both the second quarter and the first six months of 1999 is primarily due to a reduction in headcount because of discontinued or de-emphasized products resulting from restructuring activities in September 1998.

As a percentage of net sales, R&D expenses decreased to 16.8% for the first six months of 1999 as compared to 23.4% for the same period of the prior year. R&D expenses were 16.7 % in the second quarter of 1999 as compared to 27.9% in the second quarter of 1998. The decrease in R&D expenses as percentage of net sales for the second quarter and the first six months of 1999 is the result of higher net sales combined with lower costs as a result of discontinued or de-emphasized products.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

The primary types of expenses included in selling, general and administrative ("SG&A") expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expense increased 5% in the second quarter of 1999 to $5,230,000 from $4,965,000 for the same period of the prior year. This increase in SG&A expense was attributable to an increase in advertising and promotional activities and costs associated with changes in executive staff, offset by reduced personnel costs due to headcount reductions. SG&A expense decreased 1% to $9,843,000 for the first six months of 1999 from $9,988,000 for the comparable period in 1998. This reduction in SG&A expense was primarily attributable to reduced personnel costs due to headcount reductions, offset by increased marketing costs such as advertising and promotional activities.

As a percentage of net sales, SG&A expenses decreased to 33.5% and 31.9% respectively, for the second quarter and first six months of 1999, compared to 38.8% and 36.6% for the same periods of 1998. The decrease in SG&A expense as a percentage of net sales during the quarter ended June 30, 1999 was primarily the result of higher sales volume during the second quarter of 1999, offset in part by increased SG&A expense mentioned above. The decrease in SG&A expense as a percentage of net sales during the first six months of 1999 was primarily the result of higher sales volume and reduced costs due to headcount reductions.

Purchased In-Process Research and Development

In the second quarter ended June 30, 1998 the Company incurred an expense of $2.3 million related to purchased research and development for which technological feasibility had not been achieved. Such in-process technology was valued, along with other acquired assets, in accordance with valuation techniques commonly used in the technology industry and was expensed upon acquisition in accordance with Financial Accounting Standards No. 2, "Accounting for Research and Development Costs".

Other Income

Other income is derived primarily from interest income. Other income remained flat at $464,000 during the second quarter of 1999 as compared to $466,000 during the same period of 1998. Other income decreased 12% to $940,000 during the first six months of 1999 as compared to $1,068,000 for the first six months of 1998. These decreases were primarily due to lower interest income due to reduced interest rates and lower investment balances.

Provision for Income Taxes

The Company's effective tax rate decreased to 25.0% for the second quarter and first six months of 1999 compared to 39% for the same periods in 1998. The 1998 rate assumed a carryback of the then-current year losses compared to the effective tax rate applicable if the Company were profitable. The Company's 1999 tax rate reflects the resolution of prior contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.9 million for the first half of 1999 and $1.3 million for the same period in 1998. Cash provided by operating activities during the first six months of 1999 resulted primarily from a net income and a refund of income taxes. Cash provided by operating activities for the six months ended June 30, 1998 was due primarily from a write-off of purchased R&D, an increase in accounts payable and a decrease in accounts receivable, offset to some extent by a net loss and a decrease in accrued payroll and other accrued expenses.

Net cash provided by investing activities was $365,000 for the six months ended June 30, 1999, compared to $2.6 million for the same period in 1998. The 1999 provision of cash resulted from the maturity of $17.2 million of marketable securities offset by the purchase of $16.3 million in marketable securities and $490,000 of capital equipment. The net cash provided by investing activities during the six months ended June 30, 1998 resulted primarily from the maturity of $21.9 million of marketable securities offset by the purchase of $18.7 million of marketable securities and $887,000 of capital equipment.

Financing activities consumed $3.7 million of cash during the six months ended June 30, 1999 and $5.7 million during the comparable period of 1998. The use of cash during both periods was primarily due to the Company's repurchase of $4.0 million and $6.1 million, respectively, worth of its Common Stock, offset by the proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

During the six months ended June 30, 1999 working capital decreased 65% to $7,796,000 from $22,135,000 at December 31, 1998. This decrease was primarily due to the shift of $16,308,000 from short-term investment to long-term investment.

In October 1996, the Company's Board of Directors announced the authorization for the Company to repurchase up to 500,000 shares of common stock for cash from time to time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions, at which time the stock will be retired. The Board authorized additional repurchases of up to 1,000,000 shares in May 1998, 500,000 shares in December 1998 and 500,000 in April 1999. No time limit was set for completion of the repurchase program. The Company purchased 372,000 shares of common stock during the first six months of 1999, 1,372,000 shares in 1998, and 142,000 shares in 1997 under this program at a cost of $3,986,000, $9,364,000 and $2,422,000 for 1999, 1998 and 1997, respectively.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 was effective for the Company's current fiscal year. The adoption of SOP 98-1 had no impact on the Company's financial statements.

In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. SOP 98-5 was effective for the Company's current fiscal year. The adoption of SOP 98-5 had no impact on the Company's results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for the first quarter of 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

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

The Company's success and ability to compete are dependent on its ability to develop and maintain the proprietary aspects of its technology. It relies on a combination of trademark, trade secret and copyright law and contractual restrictions to protect these rights. Despite its efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that it regards as proprietary. Unauthorized use or misappropriation of the Company's intellectual property could seriously harm its business. To enforce its proprietary rights, the Company may be required to bring legal action against third parties. For example, on June 1, 1999, the Company filed a suit in Santa Clara County Superior Court against Tiara Networks, Inc., its three corporate officers and certain of its personnel, all of whom are former Digital Link employees regarding Tiara's business and products being based on the improper disclosure and use of Digital Link's proprietary and confidential information by its former employees. See Part II, Item 1 of this Form 10-Q for additional information regarding this proceeding. There can be no assurance that the Company will prevail in this or any other legal proceeding. In addition, any legal action that the Company may bring to protect its intellectual property rights, including the suit against Tiara, could be expensive and distract management from day-to-day operations.

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

The Company believes that its future success will depend in large part upon the continued contributions of members of the Company's senior management and other key personnel, and upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, the competition for whom is intense. Certain of the Company's key management personnel have only recently joined the Company and certain personnel have only limited experience in the Company's industry. For example, in December 1998, Lana Vaysburd was hired as Vice President, Engineering, in March 1999, Sherman Silverman was hired as Vice President, Sales and Marketing, Worldwide and in June 1999, Naresh C. Kapahi was hired as Vice President, Finance and Operations and Chief Financial Officer. In addition, in March 1998 Vinita Gupta was reappointed as the Company's interim President and Chief Executive Officer, which position she accepted on a full-time basis in January 1999. The current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel to hold these important positions.

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During 1998, the Company began to implement plans for certain of its internal operating systems to ensure these systems continue to meet its internal and external requirements. The Year 2000 compliance efforts will encompass:

     All  Digital  Link   products.   The  incurred   cost  of  this  effort  is
     approximately $250,000 and was financed through working capital and the use of internal engineering resources.

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

In addition, the Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. The remaining initiatives to address vendor and customer compliance are estimated to be complete by the end of August 1999. In general, the Company's suppliers and customers have advised it that they have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes necessary for compliance.

To date, the Company has incurred approximately $350,000 in expenses related to Year 2000 compliance of its products and internal operating systems. All current active products meet the Company's Year 2000 compliance requirements. Currently, in excess of 50% of the internal operating systems of the Company is Year 2000 compliant. The Company plans to implement Year 2000 compliance for its internal operating systems by September 1999.

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

In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. See paragraphs two and three in Note 4 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has, on several occasions, expressed its belief that certain of the Company's products, including its DSU/CSUs, may infringe upon patents held by it. The third party has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. The Company does not believe that there is merit to Larscom's claim. Management, after review and consultation with counsel, believes that the ultimate resolution of both these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. See paragraph one in Note 4 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

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


ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of government agency securities that mature within three years. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio. The Company does not have any significant foreign operations and thus is not materially exposed to foreign currency fluctuations. The Company does not currently hedge against foreign currency rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company and certain of its officers and directors are parties to various lawsuits described in paragraphs two and three in Note 4 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

The Company on June 1, 1999 filed a lawsuit in Santa Clara County Superior Court against San Jose-based Tiara Networks, Inc., its three corporate officers and certain of its personnel, all of whom are former Digital Link employees. The suit charges that Tiara's business and products are based upon the improper disclosure and use of Digital Link's proprietary and confidential information by its former employees. Digital Link complaint alleges the named defendants are liable for violating confidentiality agreements, fiduciary obligations to the Company and engaging in unfair business practices. The Company is seeking damages and injunctive relief.

A demurrer as to the second, third, and fourth causes of action alleging breach of fiduciary duty, conversion and unfair business practice is pending September 30, 1999.

ITEM 2.  Changes In Securities and USE OF PROCEEDS

Not applicable.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

On June 7, 1999, the Company held its annual meeting of shareholders. At that meeting, five of the Company's incumbent directors were reelected to office by the following vote:

                                               Votes
Name                         Votes for       Withheld
----                         ---------       --------
Richard C. Alberding         6,880,643        66,207
Louis Golm                   6,890,328        56,522
Narendra K. Gupta            6,890,328        56,522
Vinita Gupta                 6,890,328        56,522
Stephen L. Von Rump          6,888,943        57,907

Also at the meeting, the shareholders approved an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 300,000. The stockholders cast the following votes:
6,820,768 votes for, 120,125 votes against, 5,957 votes abstaining and 0 broker non-votes.

Also at that meeting, the shareholders ratified the selection of PricewaterhouseCoopers LLP as independent auditors for the Company's current fiscal year, with 6,927,036 votes for, 17,360 votes against, 2,454 votes abstaining and 0 broker non-votes.

ITEM 5.  Other Information

On June 23, 1999, Stan Kazmierczak resigned his position as the Company's Vice President, Finance and Operations, Chief Financial Officer and Secretary. On the same date, Naresh C. Kapahi joined the Company to serve in those positions.

ITEM 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

         27.01      Financial Data Schedule.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DIGITAL LINK CORPORATION


Date:  August 13, 1999                 /s/     N. C. Kapahi
                                      -----------------------------
                                        Naresh C. Kapahi
                                        Vice President, Finance and Operations,
                                        Chief Financial Officer and Secretary
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)