Form 10-Q
period 1999-09-30
DIGITAL LINK CORP
filed 1999-11-15
CIK 810467

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1999

                                       OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to _______________

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The number of shares outstanding of the registrant's Common Stock as of September 30, 1999, was 8,028,741 shares.

                            DIGITAL LINK CORPORATION

                               INDEX TO FORM 10-Q


                                                                           Page
PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

       Consolidated Balance Sheets as of September 30, 1999                   3
       and December 31, 1998

       Consolidated Statements of Operations for the quarters                 4
       and nine months ended September 30, 1999 and September 30, 1998

       Consolidated Statements of Cash Flows for the nine                     5
       months ended September 30, 1999 and September 30, 1998

       Notes to Consolidated Financial Statements                             6

ITEM 2 - Management's Discussion and Analysis of                             10
         Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosure About                       19
         Market Risk

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                   20

ITEM 2 - Changes in Securities and Use of Proceeds                           21

ITEM 3 - Defaults Upon Senior Securities                                     21

ITEM 4 - Submission of Matters to a Vote of Security Holders                 21

ITEM 5 - Other Information                                                   21

ITEM 6 - Exhibits and Reports on Form 8-K                                    21


SIGNATURE(S)                                                                 22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                    DIGITAL LINK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)
----------------------------------------------------------------------------------------------

                                                                       September 30,  December 31,
                                                                            1999          1998
                                                                          --------      --------
                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $  5,154      $    296
Short-term marketable securities                                             4,993        15,738
Accounts receivable, less allowance for doubtful accounts of $337 at
         9/30/99 and $540 at 12/31/98                                        6,343         4,767
Inventories                                                                  3,099         4,306
Prepaid and other current assets                                             1,045           998
Income taxes receivable                                                       --           2,501
Deferred income taxes                                                        3,069         3,069
                                                                          --------      --------
         Total current assets                                               23,703        31,675

Long-term marketable securities                                             28,210        18,696
Property and equipment at cost, net                                          2,173         2,582
Deferred income taxes                                                        1,560         1,560
Other assets                                                                    50           393
                                                                          --------      --------
         TOTAL ASSETS                                                     $ 55,696      $ 54,906
                                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $  2,781      $  2,365
Accrued payroll expense                                                      2,611         2,168
Other accrued expenses                                                       4,890         4,764
Income taxes payable                                                           288           243
                                                                          --------      --------
         Total current liabilities                                          10,570         9,540
                                                                          --------      --------

CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized:  5,000,000 shares;
     Issued and outstanding:  None
Common stock, no par value:
     Authorized:  25,000,000 shares;
     Issued and outstanding:  8,028,741 shares at 9/30/99 and 8,490,472
       shares at 12/31/98                                                   31,470      33,311
Accumulated other comprehensive income / (loss)                               (309)         52
Retained earnings                                                           13,965      12,003
                                                                          --------    --------
         Total shareholders' equity                                         45,126      45,366
                                                                          --------    --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 55,696    $ 54,906
                                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                (Amounts in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------

                                                              Quarter Ended         Nine Months Ended
                                                              September 30,           September 30,
                                                          --------------------    --------------------
                                                            1999        1998        1999        1998
                                                          --------    --------    --------    --------
REVENUES:
Net sales                                                 $ 16,400    $ 13,271    $ 47,254    $ 40,587
Cost of sales                                                7,057      10,168      21,400      24,203
                                                          --------    --------    --------    --------
       Gross profit                                          9,343       3,103      25,854      16,384
                                                          --------    --------    --------    --------

EXPENSES:
Research and development                                     2,978       3,856       8,163      10,245
Selling, general and administrative                          4,802       4,413      14,646      14,401
Purchased in-process research and development                    0           0           0       2,299
Restructuring charges                                         (424)      2,506        (424)      2,506
                                                          --------    --------    --------    --------
       Total operating expenses                              7,356      10,775      22,385      29,451
                                                          --------    --------    --------    --------
       Operating income / (loss)                             1,987      (7,672)      3,469     (13,067)
Other income                                                   464         551       1,404       1,619
                                                          --------    --------    --------    --------
       Income / (loss) before provision / (benefit) for
       income taxes                                          2,451      (7,121)      4,873     (11,448)

Provision / (benefit) for income taxes                         613      (2,848)      1,218      (4,538)
                                                          --------    --------    --------    --------
       NET INCOME / (LOSS)                                $  1,838    $ (4,273)   $  3,655    $ (6,910)
                                                          ========    ========    ========    ========

COMPREHENSIVE INCOME / (LOSS)                             $  1,811    $ (4,252)   $  3,294    $ (6,930)
                                                          ========    ========    ========    ========

EARNINGS PER SHARE (Basic)
Net income / (loss) per share                             $   0.23    $  (0.47)   $   0.45    $  (0.74)
                                                          ========    ========    ========    ========
Shares used in computing per share amounts                   8,013       9,129       8,122       9,311
                                                          ========    ========    ========    ========
EARNINGS PER SHARE (Diluted)
Net income / (loss) per share                             $   0.22    $  (0.47)   $   0.44    $  (0.74)
                                                          ========    ========    ========    ========
Shares used in computing per share amounts                   8,255       9,129       8,258       9,311
                                                          ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITAL LINK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Amounts in thousands)
------------------------------------------------------------------------------------------

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)                                                   $  3,655    $ (6,910)
Adjustments to reconcile net income / (loss)  to net cash flows provided by operating activities:
  Depreciation and amortization                                          1,203       2,759
  Reduction in allowance for doubtful accounts                            (165)        (76)
   Provision  for excess and obsolete inventories                        1,114       2,944
   Purchased research and development                                     --         2,299
   Deferred tax on acquisition                                            --        (1,399)
   Changes in:
     Accounts receivable                                                (1,411)        613
     Inventories                                                            93         256
     Prepaid and other assets                                              296         629
     Accounts payable                                                      416       1,898
     Accrued payroll and other accrued expenses                            569         263
     Income taxes  payable / (receivable)                                2,546      (2,336)
                                                                      --------    --------
         Net cash flows provided by operating activities                 8,316         940
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                     (16,308)    (25,664)
Maturities of marketable securities                                     17,178      35,199
Payment in connection with Acquisition of Semaphore Corporation           --           182
Acquisition of property and equipment                                     (794)     (1,075)
                                                                      --------    --------
         Net cash flows provided by investing activities                    76       8,642
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock
purchase plan                                                              451         421
Repurchase of common stock                                              (3,985)     (6,402)
                                                                      --------    --------
         Net cash flows used in financing activities                    (3,534)     (5,981)
                                                                      --------    --------
   Net increase in cash and cash  equivalents                            4,858       3,601

Cash and cash equivalents at beginning of year                             296       2,504
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  5,154    $  6,105
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

         Operating results for the three months and nine months ended September 30, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       COMPUTATION OF NET INCOME / (LOSS) PER SHARE

         Basic and diluted net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128").

                                                                Quarter Ended                       Nine Months Ended
                                                                September 30,                         September 30,
                                                           1999                1998             1999                1998
                                                           ----                ----             ----                ----
Basic                                              (in thousands, except per share data)   (in thousands, except per share data)

Weighted average common shares outstanding                 8,013               9,129               8,122               9,311
for the period

Shares used in computing per share amounts                 8,013               9,129               8,122               9,311

Net income / (loss)                                   $    1,838          $   (4,273)         $    3,655          $   (6,910)
Net income / (loss) per share                         $     0.23          $    (0.47)         $     0.45          $    (0.74)


                                                                Quarter Ended                       Nine Months Ended
                                                                September 30,                         September 30,
                                                           1999                1998             1999                1998
                                                           ----                ----             ----                ----
Diluted                                            (in thousands, except per share data)   (in thousands, except per share data)

Weighted average number of shares outstanding              8,013               9,129               8,122               9,311
for the period

Common equivalent shares from conversion of stock            242                --                   136              --
options under treasury stock method

Shares used in computing per share amounts                 8,255               9,129               8,258               9,311

Net income / (loss)                                   $    1,838          $   (4,273)         $    3,655          $   (6,910)
Net income / (loss) per share                         $     0.22          $    (0.47)         $     0.44          $    (0.74)


3.       INVENTORIES

         Inventories are valued at the lower of cost (determined using the first-in, first-out method) or market. Inventories consisted of (in thousands):

                                       September 30, 1999      December 31, 1998
                                       ------------------      -----------------
                                          (Unaudited)

                  Raw materials             $1,002                 $1,349
                  Work-in-process            1,091                  1,456
                  Finished goods             1,006                  1,501
                                            ------                 ------
                                            $3,099                 $4,306
                                            ======                 ======

4.       RESTRUCTURING CHARGES

         During the three and nine months ended September 30, 1999 the Company had an expense recovery of $424,000 due to the reversal of a portion of the restructuring charge that was originally included in the three-month and nine-month periods ended September 30, 1998. The 1998 restructuring charge was originally recorded as a result of the termination of the DL7100 and the Virtual Private Network product lines, including the termination of 25 project employees and the abandonment of a leased facility. The partial reversal in 1999 of the 1998 restructuring charge was due to the favorable resolution of certain legal contingencies that were included in the original charge.

5.       OUTSTANDING TENDER OFFER

         On September 3, 1999 the Company and DLZ Corp., a corporation formed by Vinita Gupta, the founder, chief executive officer and holder of approximately 50% of the outstanding shares of the Company, announced that they had executed a definitive merger agreement. Under the terms of the merger agreement, DLZ made a tender offer for all outstanding shares of the Company's stock not owned by DLZ for $10.30 per share. The tender offer commenced on September 10, 1999 and was set to expire at 12:00 midnight on October 15, 1999. The merger and tender offer were subject to certain conditions, including a minimum condition in the tender offer that DLZ own an aggregate of 90% of the outstanding stock following the tender offer.

         The original tender offer has been extended several times. As of 12:00 midnight on October 29, 1999, 2,690,031 shares of Digital Link stock had been tendered which, together with shares held by DLZ and its affiliates, constituted approximately 83.5% of the outstanding Company stock. On November 1, 1999, the tender offer price was increased to $10.85 and the offer was extended to 12:00 midnight on November 15, 1999.

         The merger agreement provides that the offer, if consummated, will be followed by a merger of DLZ Corp. and the Company. In connection with the merger, all remaining outstanding shares of the Company's Common Stock would be converted into the right to receive $10.85 per share in cash.

6.       CONTINGENCIES

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

7.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for the first quarter of 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

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

Net Sales

Net sales are primarily derived from the sale of wide-area network access equipment. Net sales increased 24% to $16,400,000 in the third quarter of 1999 compared to $13,271,000 in the third quarter of 1998 and increased 16% to $47,254,000 for the nine months ended September 30, 1999 compared to $40,587,000 for the corresponding period in 1998.

The Company has two major products, broadband products (i.e., transmission rates in excess of T1/E1) and narrowband products (i.e., transmission rates up to T1/E1). Increased demand for broadband products continued to generate a very strong increase in sales of these products, particularly in the inverse multiplexer product line. The increase in broadband sales was partially offset by a decline in sales for narrowband products. Narrowband sales decreased due to the anticipated decline in sales of the Company's T1 OEM product and to decreased demand for lower-end narrowband products.

During the third quarter of 1999, narrowband sales in absolute dollars decreased by 22% and decreased to 41% of net sales as compared to 65% of net sales in the third quarter of 1998. Broadband sales increased in absolute dollars by 107% and grew to 59% of total sales in the third quarter of 1999 as compared to 35% of net sales in the third quarter of 1998. During the first nine months of 1999, narrowband sales in absolute dollars decreased by 6% and decreased to 50% of total sales as compared to 62% of total sales in the first nine months of 1998. Broadband sales increased in absolute dollars by 52% and increased to 50% of net sales for the first nine months of 1999 as compared to 38% of net sales for the same period in 1998. The changes in narrowband sales and broadband sales as a percentage of net sales were primarily due to higher sales of broadband products to certain domestic carrier customers and the decline in sales of the T1-OEM product.

Net sales continued to be impacted by lower average selling prices on certain narrowband and broadband products as a result of price reductions made in 1998 and in the first part half of 1999. The Company anticipates that the pricing pressure will continue during the remainder of 1999.

International sales, including Canada, represented 24% of net sales in the third quarter of 1999 and 1998, compared to 20% for the same period of 1998. International sales for the nine months ended September 30, 1999, were 26% as compared to 22% for the same period of the prior year. These increases were primarily due to an increased sales presence in Asia and Europe and increased demand for broadband products. International sales are subject to inherent risks, including difficulties in homologating products in other countries, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and potentially adverse tax consequences, which may in the future contribute to fluctuations in the Company's business and operating results.

Gross Profit

During the third quarter of 1999, gross profit increased 201% to $9,343,000 from $3,103,000 for the same period of the prior year. Gross margin increased to 57.0% of net sales in the third quarter of 1999 as compared to 23.4% in the third quarter of 1998. The net increase in gross margin from the third quarter 1998 to the third quarter of 1999 was due to a combination of factors. Cost of goods sold for the third quarter of 1998 included a charge amounting to approximately $3.2 million for inventory write-downs and warranty reserves which related to the discontinuance of certain of the Company's products in connection with the Company's restructuring. Also, there was a shift in the mix of products sold in the third quarter of 1999 to include more broadband products, which generally have higher gross margins than narrowband products. In addition, there was a significant reduction in sales of the T1 OEM units, which have relatively low margins.

During the nine months ended September 30, 1999, gross profit increased 57.8% to $25,854,000 from $16,384,000 for the same period of the prior year. Gross margins increased to 54.7% of net sales for the first nine months of 1999 as compared to 40.4% for the same period of the prior year. This gross margin increase also reflects the shift in the mix of products sold to include more broadband products as well as the previously mentioned restructuring adjustment.

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

Research and Development

The primary types of expenses included in research and development expenses are personnel, consulting, prototype materials and professional services. During the third quarter of 1999, R&D expenses decreased 23% to $2,978,000 from $3,856,000 for the third quarter of 1998. For the nine months ended September 30, 1999, R&D expenses decreased 20% to $8,163,000 from $10,245,000 for the same period of the prior year. The decrease in expenses during both the third quarter and first nine months of 1999 is primarily due to a reduction in headcount because of discontinued or de-emphasized products resulting from restructuring activities in September 1998.

As a percentage of net sales, R&D expenses decreased to 18.2% for the third quarter of 1999 as compared to 29.1% for the same period of the prior year. R&D expenses were 17.3% of net sales for the nine months ended September 30, 1999 as compared to 25.2% for the same period of 1998. The decrease in R&D expenses as percentage of net sales for the third quarter and the first nine months of 1999 is the result of higher net sales combined with lower costs as a result of discontinued or de-emphasized products.

All of the Company's R&D expenditures to date have been expensed as incurred. In the future, the Company may be required to capitalize a portion of its software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Selling, General and Administrative

The primary types of expenses included in selling, general and administrative ("SG&A") expenses are personnel, advertising, other promotional, and travel and entertainment. SG&A expense increased 9% in the third quarter of 1999 to $4,802,000 from $4,413,000 for the same period of the prior year. This increase in SG&A expense was attributable to an increase in advertising and promotional activities and increased personnel costs due to headcount increases. SG&A expense increased 2% to $14,646,000 for the first nine months of 1999 from $14,401,000 for the comparable period in 1998. This increase in SG&A expense was primarily attributable to increased marketing costs such as advertising offset by reduced travel and bad debt expenses.

As a percentage of net sales, SG&A expenses decreased to 29.3% and 31.0% respectively, for the third quarter and first nine months of 1999, compared to 33.3% and 35.5% for the same periods of 1998. The decrease in SG&A expense as a percentage of net sales during both the quarter and nine months ended September 30, 1999 was primarily the result of higher sales volume, offset in part by the increased SG&A expense mentioned above.

Purchased In-Process Research and Development

In the nine months ended September 30, 1998, the Company incurred an expense of $2.3 million related to purchased research and development for which technological feasibility had not been achieved related to the acquisition of Semaphore. Such in-process technology was valued, along with other acquired assets, in accordance with valuation techniques commonly used in the technology industry and was expensed upon acquisition in accordance with Financial Accounting Standards No. 2, "Accounting for Research and Development Costs".

Other Income

Other income is derived primarily from interest income. Other income decreased 16% to $464,000 during the third quarter of 1999 as compared to $551,000 during the same period of 1998. Other income decreased 13% to $1,404,000 during the first nine months of 1999 as compared to $1,619,000 for the first nine months of 1998. These decreases were primarily due to lower interest income due to reduced interest rates and lower investment balances.

Provision for Income Taxes

The Company's effective tax rate decreased to 25.0% for the third quarter and first nine months of 1999 compared to 40% for the same periods in 1998. The 1998 rate assumed a carryback of the then-current year losses compared to the effective tax rate applicable if the Company were profitable. The Company's 1999 tax rate reflects the resolution of prior contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.3 million for the first nine months of 1999 and $0.9 million for the same period in 1998. Cash provided by operating activities during the first nine months of 1999 resulted primarily from net income and a refund of income taxes. The major components of cash provided by operating activities for the nine months ended September 30, 1998 were an increase in the provision for excess and obsolete inventories, depreciation and amortization, and purchased research and development, offset by a net loss and an increase in income tax receivable.

Net cash provided by investing activities was $76,000 for the nine months ended September 30, 1999, compared to $8.6 million for the same period in 1998. The 1999 provision of cash resulted from the maturity of $17.2 million of marketable securities offset by the purchase of $16.3 million in marketable securities and $794,000 of capital equipment. The net cash provided by investing activities during the nine months ended September 30, 1998 resulted primarily from the maturity of $35.2 million of marketable securities offset by the purchase of $25.7 million of marketable securities and $1,075,000 of capital equipment.

Financing activities consumed $3.5 million of cash during the nine months ended September 30, 1999 and $6.0 million during the comparable period of 1998. The use of cash during both periods was primarily due to the Company's repurchase of $4.0 million and $6.4 million, respectively, worth of its Common Stock, offset by the proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

During the nine months ended September 30, 1999 working capital decreased 41% to $13,133,000 from $22,135,000 at December 31, 1998. The decrease of $9,002,000 was primarily due to the shift from cash and short-term investments to long-term investments.

In October 1996, the Company's Board of Directors announced the authorization for the Company to repurchase up to 500,000 shares of common stock for cash from time to time at market prices and as market and business conditions warrant, in open market, negotiated or block transactions, at which time the stock will be retired. The Board authorized additional repurchases of up to 1,000,000 shares in May 1998, 500,000 shares in December 1998 and 500,000 in April 1999. No time limit was set for completion of the repurchase program. The Company purchased 584,000 shares of common stock during the first nine months of 1999, 1,372,000 shares in 1998, and 142,000 shares in 1997 under this program at a cost of $3,986,000, $9,364,000 and $2,422,000 for 1999, 1998 and 1997, respectively.

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

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for the first quarter of 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the factors set forth above in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," there are a number of other factors that may affect the Company's future operating results. Most of the following discussion consists of forward-looking statements and accompanying risks.

The loss of, or difference in actual from anticipated levels of purchases from, the Company's major customers have in the past adversely affected the Company and could in the future adversely affect operating results. A significant portion of the Company's business is derived from substantial orders placed by large end users and telephone companies. The timing of such orders, including the completion of the build out of carrier and network service providers' infrastructures, could cause material fluctuations in the Company's business and operating results. For example, in the fourth quarter of 1997 and in the third quarter of 1998, the Company had lower operating results than expected due in part to a weaker than expected demand from certain domestic carrier customers, including MCI. In addition, none of the Company's customers are contractually obligated to purchase any quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders from existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Other factors that may cause fluctuations in the Company's operating results include, but are not limited to, the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix sold toward narrowband products that yield lower gross margins, seasonal capital spending patterns of large domestic customers, changes in sales volumes through the Company's distribution channels, availability and cost of components from the Company's suppliers and economic conditions generally or in various geographic areas. In addition, the Company's expense levels are based in part on its expectations of future revenue. The Company operates with limited order backlog, and a substantial majority of its revenues in each quarter result from orders booked in that quarter. If revenue levels are below expectations, the Company may be unable to adjust spending in a timely manner which would adversely affect operating results.

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

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During 1998, the Company began to implement plans for certain of its internal operating systems to ensure these systems continue to meet its internal and external requirements. The Year 2000 compliance efforts encompassed:

       o All Digital Link products. The incurred cost of this effort was approximately $250,000 and was financed through working capital and the use of internal engineering resources.

       o All Digital Link major operational systems (including ASK MANMAN, databases, spreadsheets, word processing, and CAD). The cost of these initiatives is estimated to be $200,000. The Company contracted with a third party to perform the MANMAN compliance work and has used a combination of consultants and internal resources to address the compliance issues with other internal operational systems.

In addition, the Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. The initiatives to address vendor and customer compliance were completed by the end of September 1999. In general, the Company's suppliers and customers have advised it that they have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes necessary for compliance.

To date, the Company has incurred approximately $450,000 in expenses related to Year 2000 compliance of its products and internal operating systems. All current active products meet the Company's Year 2000 compliance requirements. Currently, all critical internal systems are Year 2000 compliant and in excess of 99% of the internal operating systems of the Company are Year 2000 compliant. The Company plans to complete Year 2000 compliance for its internal operating systems by November 1999.

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

The Company is concerned that many enterprises and carriers will be devoting a substantial portion of their information systems spending to addressing the Year 2000 issue. This expense may result in spending being diverted from networking solutions in the near future. This diversion of information technology spending could have a material adverse impact on the Company's future sales volume. However, to date, no significant impact has been experienced.

The foregoing statements regarding the Company's Year 2000 compliance are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is on going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

In April 1996, a class action complaint was filed against the Company and certain of its officers and directors in the Santa Clara Superior Court of the State of California, alleging violations of the California Corporations Code and California Civil Code. In October 1996, a similar parallel lawsuit against the Company and the same individuals was filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws. See paragraphs two and three in Note 6 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Since the public announcement of the merger agreement on September 3, 1999, a number of lawsuits have been filed in the Superior Court of Santa Clara County, California. See paragraph one in Legal Proceedings in Part II of this Form 10-Q.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For example, a third party has, on several occasions, expressed its belief that certain of the Company's products, including its DSU/CSUs, may infringe upon patents held by it. The third party has suggested on such occasions that the Company acquire a license to such patents. The Company believes that a license, to the extent required, will be available; however, no assurance can be given that the terms of any offered license would be favorable to the Company. Should a license be unavailable, the Company could be required to discontinue the sale of or to redesign certain of its products. In addition, Larscom, a competitor of the Company, has continued to express its belief that the Company's inverse multiplexer products may infringe a patent jointly owned by Larscom and a third party and has suggested that the Company acquire a license to the patent. The Company does not believe that there is merit to Larscom's claim. Management, after review and consultation with counsel, believes that the ultimate resolution of both these allegations is uncertain and there can be no assurance that these assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. See paragraph one in 6 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

There can be no assurance that other third parties will not assert infringement claims against the Company in the future, that any such claims will not result in costly litigation or that the Company will prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms.

On September 3, 1999, the Company announced the execution of a merger agreement with DLZ Corp., a corporation formed by Vinita Gupta, the founder, chief executive officer and holder of approximately 50% of the outstanding shares of Digital link. Pursuant to the merger agreement, DLZ Corp. made a cash tender offer for all of the issued and outstanding shares of the Company's Common Stock, which, if successful, is to be followed by a merger of the Company with DLZ Corp. See Note 6 of Notes to Condensed Consolidated Financial Statements in
Item 1 of this Form 10-Q. This intended acquisition by DLZ Corp. may result in the diversion of management's attention from other business concerns, the disruption of the Company's business, the loss of key employees, the loss of orders for the Company's products from its customers and the loss of key distributors, supplier or other business partner relationships. There can be no assurance that the Company will succeed in overcoming these or any other significant risks encountered in connection with the proposed acquisition.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On September 3, 1999, the Company and DLZ Corp. commenced that they had executed a definitive merger agreement and DLZ Corp. subsequently issued a tender offer for all outstanding shares of the Company's stock not owned by DLZ Corp. for $10.30 per share. Since the public announcement of the merger agreement on September 3, 1999, a number of purported class actions have been filed in the Superior Court of Santa Clara County, California. The complaints allege that the Company's directors breached their fiduciary duties by failing to maximize the value of the shares of the Company's Common Stock, that the value of the shares of the Company's Common Stock is materially greater than the offer price and, in one action, that the director defendants failed to disclose material non-public information concerning the Company's financial condition and prospects. Each complaint seeks certification of a plaintiff class, declaratory and injunctive relief preventing the offer and the merger, unspecified compensatory damages, and attorneys' fees and costs. The plaintiffs have filed a motion to consolidate these cases, and the hearing on this motion is scheduled to take place on December 2, 1999. On October 13, 1999, the Superior Court denied an application for a temporary restraining order filed by plaintiffs in two purported class actions challenging DLZ's tender offer. The court also denied plaintiffs' application for expedited discovery. The court set a hearing for December 2, 1999 on the plaintiffs' threatened application for a preliminary injunction. If the tender is consummated and the related short-form merger is completed, there will be no hearing on plaintiff's motion for a preliminary injunction. DLZ Corp., the defendant members of the Gupta Family, the Company, and the members of the Special Committee believe that the actions are without merit, and intend to defend them vigorously.

The Company and certain of its officers and directors are parties to various lawsuits described in paragraphs two and three in Note 6 of Notes to Consolidated Financial Statements in Part I of this Form 10-Q. See also prior disclosures contained in the Company's reports on Form 10Q filed for the quarters ended March 31, 1999 and June 30, 1999.

The Company on June 1, 1999 filed a lawsuit in Santa Clara County Superior Court against San Jose-based Tiara Networks, Inc., its three corporate officers and certain of its personnel, all of whom are former Digital Link employees. The suit charges that Tiara's business and products are based upon the improper disclosure and use of Digital Link's proprietary and confidential information by its former employees. Digital Link's complaint alleges the named defendants are liable for violating confidentiality agreements, fiduciary obligations to the Company and engaging in unfair business practices. The Company is seeking damages and injunctive relief. A demurrer as to the second, third, and fourth causes of action alleging breach of fiduciary duty, conversion and unfair business practice is pending as of November 12, 1999. See also prior disclosure contained n the Company's reports on Form 10-Q filed for the quarter ended June 30, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

On September 3, 1999 the Company and DLZ Corp., a corporation formed by Vinita Gupta, the founder, chief executive officer and holder of approximately 50% of the outstanding shares of the Company, announced that they had executed a definitive merger agreement. Under the terms of the merger agreement, DLZ made a tender offer for all outstanding shares of the Company's stock not owned by DLZ for $10.30 per share. The tender offer commenced on September 10, 1999 and was set to expire at 12:00 midnight on October 15, 1999. The merger and tender offer were subject to certain conditions, including a minimum condition in the tender offer that DLZ own an aggregate of 90% of the outstanding stock following the tender offer.

The original tender offer has been extended several times. As of 12:00 midnight on October 29, 1999, 2,690,031 shares of Digital Link stock had been tendered which, together with shares held by DLZ and its affiliates, constituted approximately 83.5% of the outstanding Company stock. On November 1, 1999, the tender offer price was increased to $10.85 and the offer was extended to 12:00 midnight on November 15, 1999.

The merger agreement provides that the offer, if consummated, will be followed by a merger of DLZ Corp. and the Company. In connection with the merger, all remaining outstanding shares of the Company's Common Stock would be converted into the right to receive $10.85 per share in cash.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger dated as of September 3, 1999 by and among DLZ Corp. and Digital Link Corporation (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K (File No. 0-223110) dated September 7, 1999).

         27.01    Financial Data Schedule.

(b) The Company filed a report on Form 8-K dated September 3, 1999 in connection with the proposed merger with DLZ Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL LINK CORPORATION


Date: November 12, 1999                /s/     N. C. Kapahi
                                      ---------------------------------------
                                      Naresh C. Kapahi
                                      Vice President, Finance and Operations,
                                      Chief Financial Officer and Secretary
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)